Form 10-Q
period 1996-03-31
OHIO STATE BANCSHARES INC
filed 1996-06-26
CIK 919644

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1996
                     ------------------------------------

                        Commission File No. 001-11833


                         Ohio State Bancshares, Inc.
                         ---------------------------
            (Exact name of registrant as specified in its charter)

              Ohio                                            34-1816546
- - -------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  No.)

111 S. Main Street, Marion, Ohio                                43302
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (614) 387-2265
                                                    --------------

                                Not Applicable
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes             No   X
                               ------          ------


Indicate the number of shares outstanding for each of the periods covered by this report.

Common Stock, par value $10 a share - 1 share as of March 31, 1996.

PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1.  Financial Statements

         No financial statements are presented as the registrant was a shell corporation with no material assets, liabilities or shareholders equity at any time during the reporting period. One share of Registrant's common stock was issued and outstanding solely for organizational purposes as of March 31, 1996. The registrant was formed at the direction of the Board of Directors of The Marion Bank, Marion, Ohio for the purpose of reorganizing The Marion Bank into a single subsidiary of a registered bank holding company. The Marion Bank's securities were registered under the Exchange Act and The Marion Bank filed reports under the Exchange Act with its primary federal banking regulatory agency, namely The Federal Deposit Insurance Corporation.


PART II - OTHER INFORMATION
- - ---------------------------

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Ohio State Bancshares, Inc.



June 26, 1996                                 /s/ Gary E. Pendleton
- - -------------                                 ----------------------------
Date                                          Gary E. Pendleton, President