Form 10-Q/A
period 1996-03-31
OHIO STATE BANCSHARES INC
filed 1996-08-09
CIK 919644

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-Q/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1996
                     ------------------------------------

                         Commission File No. 0-28648

                         Ohio State Bancshares, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Ohio                                            34-1816546
- ------------------------------                   ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   No.)


111 S. Main Street, Marion, Ohio                               43302
- -------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code: (614) 387-2265
                                                    --------------

                                Not Applicable
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes                   No.   X
                              ------                -----

Indicate the number of shares outstanding for each of the periods covered by this report.

Common Stock, par value $10 a share - 1 share as of March 31, 1996.

PART I-FINANCIAL INFORMATION

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


PART II-OTHER INFORMATION

None

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:
        Exhibit No. 27                          Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ohio State Bancshares, Inc.



August 9, 1996                          /s/ Gary E. Pendleton
- -------------------------               -----------------------------
Date                                    Gary E. Pendleton, President

                                EXHIBIT INDEX



Exhibit
  No.                           Description                              Page
- -------                         -----------                              ----

  27                            Financial Data Schedule