Form 10QSB
period 1996-06-30
OHIO STATE BANCSHARES INC
filed 1996-08-14
CIK 919644

                                  FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  JUNE 30, 1996


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
         EXCHANGE ACT OF 1934

For the transaction period from _____ to _____.

         Commission file number:  0-28648

                                 Ohio State Bancshares, Inc.
                          (Exact name of small business issuer as
                                  specified in its charter)

                 Ohio                                    34-1579601
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification Number)

                   111 South Main Street, Marion, Ohio  43302
                    (Address of principal executive offices)

                                 (614) 387-2265
                        (Registrant's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes              X                No
              --------                 ----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $10.00 par value             Outstanding at August 5, 1996
                                           121,200 common shares

                          OHIO STATE BANCSHARES, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 1996




                         Part I - Financial Information


ITEM 1 - FINANCIAL STATEMENTS                                            Page
                                                                         ----
Condensed Consolidated Balance Sheets   . . . . . . . . . . . . . . . . .  3

Condensed Consolidated Statements of Income   . . . . . . . . . . . . . .  4

Condensed Consolidated Statements of Changes in
Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Condensed Consolidated Statements of Cash Flows   . . . . . . . . . . . .  7

Notes to the Consolidated Financial Statements  . . . . . . . . . . . . .  8


ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . .  16


                         Part II - Other Information

Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                          OHIO STATE BANCSHARES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                                 June 30,        December 31,
                                                                                   1996             1995
                                                                                   ----             ----
ASSETS
Cash and due from banks                                                    $     1,832,924      $     2,089,430
Federal funds sold                                                                                    1,361,000
                                                                           ---------------      ---------------
    Total cash and cash equivalents                                              1,832,924            3,450,430

Interest-bearing deposits in other banks                                           499,000              500,000
Investment and mortgage-backed securities available for sale,
  (Note 2)                                                                      10,288,134           11,889,413
Investment and mortgage-backed securities held to maturity
  (Estimated fair values of $2,540,374 at June 30, 1996
  and $1,776,875 at December 31, 1995) (Note 2)                                  2,631,422            1,814,058
Total loans and leases (Note 3)                                                 25,859,140           23,117,113
Unearned lease income                                                               (2,080)              (3,540)
Allowance for loan and lease losses (Note 4)                                      (254,647)            (252,174)
                                                                           ---------------      ---------------
    Net loans and leases                                                        25,602,413           22,861,399
Premises and equipment, net                                                        747,679              767,618
Other real estate owned and repossessions                                              379               68,710
Accrued interest receivable and other assets                                       570,555              392,024
                                                                           ---------------      ---------------

         Total assets                                                      $    42,172,506      $   41,743,652
                                                                           ===============      ==============

LIABILITIES
Deposits
    Noninterest-bearing deposits                                           $     4,102,594      $     4,360,153
    Interest-bearing deposits                                                   33,783,868           33,930,536
                                                                           ---------------      ---------------
         Total deposits                                                         37,886,462           38,290,689
    Federal funds and other borrowed funds                                         954,000
    Accrued interest payable and other liabilities                                 310,577              395,846
                                                                           ---------------      ---------------
         Total liabilities                                                      39,151,039           38,686,535
                                                                           ---------------      ---------------

SHAREHOLDERS' EQUITY
Common stock ($10.00 par value; 500,000
  shares authorized; 121,200 shares issued and outstanding)                      1,212,000            1,212,000
Additional paid-in capital                                                       1,831,227            1,831,227
Retained earnings                                                                  114,222               13,936
Unrealized loss on investment securities
  available for sale, net of tax                                                  (135,982)                (46)
                                                                           ---------------      ---------------
         Total shareholders' equity                                              3,021,467            3,057,117
                                                                           ---------------      ---------------

         Total liabilities and shareholders' equity                        $    42,172,506      $    41,743,652
                                                                           ===============      ===============




          See accompanying notes to consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                                   -------                      --------
                                             1996             1995         1996            1995
                                             ----             ----         ----            ----
INTEREST INCOME
    Interest and fees on loans             $601,891         $566,974    $1,167,482      $1,090,037
    Interest on investment and
      mortgage-backed securities
         Taxable                            179,362          187,901       367,297         328,431
         Nontaxable                          19,758              334        35,975             334
    Other interest income                    13,264           41,162        34,320          54,289
                                           --------          -------    ----------      ----------
             Total interest income          814,275          796,371     1,605,074       1,473,091
                                           --------          -------    ----------      ----------

INTEREST EXPENSE
    Interest on deposits                    371,388          323,576       752,524         586,824
    Other borrowings                          4,349                          4,436           2,502
                                           --------          -------    ----------      ----------
             Total interest expense         375,737          323,576       756,960         589,326
                                           --------          -------    ----------      ----------

NET INTEREST INCOME                         438,538          472,795       848,114         883,765

Provision for loan and lease
  losses (Note 4)                            25,000           30,000        60,000          47,000
                                           --------          -------    ----------      ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                 413,538          442,795       788,114         836,765
                                           --------          -------    ----------      ----------

NONINTEREST INCOME
    Fees for other customer
      services                               53,656           50,983       102,057         105,067
    Gain on sale of loans                                     33,876                        33,876
    Investment security gains/
      (losses)                                3,442           (2,528)        6,879          (2,528)
    Other income                              5,174           11,854        20,969          18,922
                                           --------          -------    ----------      ----------
             Total noninterest income        62,272           94,185       129,905         155,337
                                           --------          -------    ----------      ----------

NONINTEREST EXPENSE
    Salaries and employee benefits          172,592          159,704       353,591         316,380
    Occupancy expense                        62,694           54,977       128,584         111,182
    Office supplies                          20,816           24,857        46,535          44,346
    FDIC and state assessments                2,633           19,192         5,266          38,385
    Taxes other than income                  11,805           11,853        25,554          22,211
    Legal and accounting                     13,070            5,716        25,211          16,698
    Advertising and public relations         12,680           16,037        21,778          22,195
    Credit card processing expense           12,957           10,785        27,579          22,670
    Other operating expense                  54,334           80,908       117,173         144,435
                                           --------          -------    ----------      ----------
             Total noninterest expense      363,581          384,029       751,271         738,502
                                           --------          -------    ----------      ----------


                                  (Continued)

                          OHIO STATE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                  (Unaudited)



                                                Three Months Ended                   Six Months Ended
                                                     June 30,                           June 30,
                                                     -------                            --------
                                                 1996             1995             1996               1995
                                                 ----             ----             ----               ----
Income before federal income taxes         112,229             152,951           166,748          253,600

Provision for income taxes                  24,222                                42,222
                                          --------            --------          --------         --------

NET INCOME                                $ 88,007            $152,951          $124,526         $253,600
                                           =======            ========          ========         ========

Earnings per common share
  (Note 1)                                $    .73            $   1.26          $   1.03         $   2.09
                                           =======            ========          ========         ========


Weighted average shares
  outstanding                              121,200             121,200           121,200          121,200
                                           =======            ========          ========         ========


        See accompanying notes to the consolidated financial statements

                          OHIO STATE BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (Unaudited)



                                                                                Six Months Ended
                                                                                    June 30,
                                                                                    --------
                                                                                1996          1995
                                                                                ----          ----
Balance at beginning of period                                               $3,057,117     $2,386,593

Net income                                                                      124,526        253,600

Cash dividends ($.20 per share in 1996)                                         (24,240)

Change in unrealized gain/(loss) on investment
  securities available for sale                                                (135,936)       255,989
                                                                             ----------     ----------

Balance at end of period                                                     $3,021,467     $2,896,182
                                                                             ==========     ==========





        See accompanying notes to the consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                          --------
                                                                                  1996                1995
                                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES                                         $   124,526     $    253,600
    Net income
    Adjustments to reconcile net income to net cash from
      operating activities
         Net amortization of premiums                                             20,316           6,124
         Provision for loan and lease losses                                      60,000          47,000
         Depreciation and amortization                                            53,418          50,163
         Gain on sale of loans                                                                   (33,876)
         Investment and mortgage-backed securities gains, net                     (6,879)          2,528
         Federal Home Loan Bank stock dividend                                    (4,400)         (3,900)
         Loss on sale of other real estate owned and repossessions                16,000          15,000
         Change in accrued interest receivable                                   (16,217)        (85,748)
         Change in accrued interest payable                                      (51,526)         64,563
         Change in other assets and other liabilities                           (150,269)        (13,623)
                                                                             -----------     -----------
             Net cash from operating activities                                   44,969         301,831
                                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment and mortgage-backed securities available for sale
         Purchases                                                            (1,508,557)     (2,469,778)
         Proceeds from maturities and principal paydowns                       1,351,020         165,630
         Proceeds from sales                                                   1,545,249         497,188
    Investment and mortgage-backed securities held to maturity
         Purchases                                                              (818,798)       (248,372)
         Proceeds from maturities and principal paydowns                                          29,085
    Net change in interest-bearing deposits in other banks                         1,000
    Net change in loans                                                       (2,836,643)     (1,269,863)
    Proceeds from loan sales                                                                     448,820
    Proceeds from sale of other real estate owned and
      repossessions                                                               87,960          32,153
    Purchases of premises and equipment                                          (33,479)       (109,174)
                                                                             -----------     -----------
             Net cash from investing activities                               (2,212,248)     (2,924,311)
                                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net change in deposit accounts                                         (404,227)      3,252,358
         Net change in federal funds and other borrowed funds                    954,000
                                                                             -----------     -----------
             Net cash from financing activities                                  549,773       3,252,358
                                                                             -----------     -----------

Net change in cash and cash equivalents                                       (1,617,506)        629,878

Cash and cash equivalents at beginning of period                               3,450,430       3,019,864
                                                                           -------------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   1,832,924     $ 3,649,742
                                                                           =============     ===========





        See accompanying notes to the consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Ohio State Bancshares, Inc. ("OSB") and its wholly owned subsidiary, The Marion Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

At the annual shareholder meeting held April 13, 1995, the Bank's shareholders approved a plan of reorganization whereby they would exchange their shares of Bank stock for the common stock of a bank holding company. The reorganization was consummated May 16, 1996. The transaction represented an internal reorganization and has been accounted for in a manner similar to a pooling of interest and the historical basis of assets and liabilities have been carried forward without change.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of OSB at June 30, 1996, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and therefore do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto of The Marion Bank for the year ended December 31, 1995 included in its 1995 Annual Report. Reference is made to the accounting policies of OSB described in the notes to financial statements contained in the Bank's 1995 annual report. OSB has consistently followed these policies in preparing this Form 10-QSB.

OSB is a bank holding company engaged in the business of commercial and retail banking services with operations conducted through its main office in Marion, Ohio. Marion county provides the source for substantially all of OSB's deposit and lending activities. The majority of OSB's income is derived from commercial and consumer lending activities.

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions in preparing the consolidated financial statements that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For the six months ended June 30, 1996 and 1995, OSB paid interest of $808,486 and $524,763, respectively, and income taxes of $69,127 and $0, respectively. Noncash transfers from loans to other real estate owned and repossessions totaled $35,629 for the six months ended June 30, 1996 and $20,200 for the six months ended June 30, 1995.





                                        (Continued)
                                                                              8.

                          OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year. OSB follows the liability method of accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

The allowance for loan and lease losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

SFAS No 114, "Accounting by Creditors for Impairment of a loan," as amended by SFAS No. 118, was adopted at January 1, 1995. Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan and lease losses to such loans. If these allocations cause the allowance for loan and lease losses to require an increase, such increase is reported as bad debt expense. The effect of adopting this standard did not materially affect the allowance for loan and lease losses at January 1, 1995.

Smaller-balance homogenous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans and automobile, home equity and second mortgage loans. In addition, leases are excluded from impairment consideration. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicates that the underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to nonaccrual status when 60 days of more past due unless collection is assured. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual loan disclosures.





                                  (Continued)
                                                                            9.

                          OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 60 days or more to determine if the interest accrual should be discontinued. Under SFAS No. 114, as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

Fees and costs associated with originating or acquiring loans are deferred and amortized as an adjustment to the loan yield over the life of the respective loans. The net amount of fees and costs deferred is reported in the balance sheet as part of loans.


NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment and mortgage-backed securities at June 30, 1996 and December 31, 1995 are as follows:

                                                              June 30, 1996
                                        ------------------------------------------------------------
                                                           Gross          Gross          Estimated
                                        Amortized       Unrealized      Unrealized          Fair
                                          Cost              Gains          Losses           Value
                                        ----------      -----------     -----------      -----------
AVAILABLE FOR SALE

U.S. Treasury securities               $   650,585         $2,180                        $   652,765
Obligations of U.S.
  government agencies                    2,216,555          1,248       $ (41,481)         2,176,322
Mortgage-backed securities               7,449,787          1,171         169,151)         7,281,807
                                       -----------        -------       ---------        -----------
  Total debt securities available
    for sale                            10,316,927          4,599        (210,632)        10,110,894
Other securities                           177,240                                           177,240
                                       -----------        -------       ---------        -----------
  Total investment and
    mortgage-backed securities
    available for sale                 $10,494,167        $ 4,599       $(210,632)       $10,288,134
                                       ===========        =======       =========        ===========





                                  (Continued)
                                                                           10.

                          OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

                                                          June 30, 1996
                                      -----------------------------------------------------------
                                                          Gross          Gross          Estimated
                                      Amortized         Unrealized      Unrealized         Fair
                                        Cost              Gains          Losses           Value
                                      ---------         ----------      ----------      ---------
HELD TO MATURITY

U.S. Treasury securities             $   99,491           $879                          $  100,370
Obligation of U.S.
  government agencies                   500,000                          $(42,890)         457,110
Obligations of states and
  political subdivisions              2,031,931                           (49,037)       1,982,894
                                     ----------           ---            --------        ----------
Total investment and
  mortgage-backed securities
  held to maturity                   $2,631,422          $879            $(91,927)      $2,540,374
                                     ==========          ====            ========       ==========

                                                         December 31, 1995
                                      -----------------------------------------------------------
                                                          Gross          Gross          Estimated
                                      Amortized         Unrealized      Unrealized         Fair
                                        Cost              Gains          Losses           Value
                                      ---------         ----------      ----------      ---------
AVAILABLE FOR SALE

U.S. Treasury securities             $ 1,401,125         $11,433         $   (358)      $ 1,412,200
Obligations of U.S.
  government agencies                  2,468,456          17,583           (6,334)        2,479,705
Other debt securities                    345,600                           (1,290)          344,310
Mortgage-backed securities             7,501,461          27,202          (48,305)        7,480,358
                                     -----------         -------         --------       -----------
Total debt securities available
  for sale                            11,716,642          56,218          (56,287)       11,716,573
Other securities                         172,840                                            172,840
                                     -----------         -------         --------       -----------
Total investment and mortgage-
  backed securities available
  for sale                           $11,889,482         $56,218         $(56,287)      $11,889,413
                                     ===========         =======         ========       ===========





                                        (Continued)
                                                                             11.

                          OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

                                                                 December 31, 1995
                                         ----------------------------------------------------------------------
                                                                Gross          Gross          Estimated
                                           Amortized         Unrealized      Unrealized          Fair
                                              Cost              Gains          Losses           Value
                                              ----              -----          ------           -----
HELD TO MATURITY

U.S. Treasury securities            $      99,078        $    1,882                         $      100,960
Obligation of U.S.
  government agencies                     500,000                      $   (45,100)                454,900
Obligations of states and
  political subdivisions                1,214,980             9,752         (3,717)              1,221,015
                                    -------------        ----------    -----------          --------------
     Total investment and
       mortgage-backed
       securities held
       to maturity                  $   1,814,058        $   11,634    $   (48,817)         $    1,776,875
                                    =============        ==========    ===========          ==============

Proceeds from sales of investment and mortgage-backed securities classified as available for sale were $1,545,249 and $497,188 during the six months ended June 30, 1996 and 1995. Gross gains of $15,892 and gross losses of $9,013 were realized on those sales in 1996. Gross losses of $2,528 were realized on those sales in 1995.

Proceeds from sales of investment and mortgage-backed securities classified as available for sale were $1,041,811 and $497,188 during the three months ended June 30, 1996 and 1995. Gross gains of $12,455 and gross losses of $9,013 were realized on those sales in 1996. Gross losses of $2,528 were realized on those sales in 1995.

The amortized cost and estimated fair values of investment and mortgage-backed securities at June 30, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                                                                                                Estimated
                                                                           Amortized              Fair
                                                                              Cost                Value
                                                                              ----                -----
AVAILABLE FOR SALE

Due in one year or less                                                $      1,361,701     $     1,364,027
Due in one to five years                                                      1,505,439           1,465,060
                                                                       ----------------     ---------------
     Subtotal                                                                 2,867,140           2,829,087
Mortgage-backed securities                                                    7,449,787           7,281,807
Other securities                                                                177,240             177,240
                                                                       ----------------     ---------------

            Total securities available for sale                        $     10,494,167     $    10,288,134
                                                                       ================     ===============





                                        (Continued)
                                                                             12.

                          OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

HELD TO MATURITY

Due in one year or less                                                $         99,491     $       100,370
Due in one to five years                                                        500,000             457,110
Due after ten years                                                           2,031,931           1,892,894
                                                                       ----------------     ---------------

            Total securities held to maturity                          $      2,631,422     $     2,540,374
                                                                       ================     ===============


NOTE 3 - LOANS AND LEASES

Total loans and leases at June 30, 1996 and December 31, 1995 net of deferred fees and costs consisted of the following:

                                                                   June 30, 1996          December 31, 1995
                                                                   -------------          -----------------
       Commercial                                                $     9,519,324           $     8,992,934
       Installment                                                    12,872,649                10,504,087
       Real estate                                                     2,843,761                 2,901,133
       Credit card                                                       578,669                   663,544
       Leases                                                             30,732                    43,589
       Other                                                              14,005                    11,826
                                                                 ---------------           ---------------

          Total loans                                            $    25,859,140           $    23,117,113
                                                                 ===============           ===============


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of activity in the allowance for loan and leases losses for the six months ended June 30, 1996 and 1995 is as follows:


                                                                              1996                1995
                                                                              ----                ----

Balance - January 1                                                      $      252,174       $     265,489
Loan and leases charged off                                                     (71,397)            (27,794)
Recoveries                                                                       13,870              18,658
Provision for loan and lease losses                                              60,000              47,000
                                                                         --------------       -------------

Balance - June 30                                                        $      254,647       $     303,353
                                                                         ==============       =============

As of and for the six months ended June 30, 1996 and 1995, there were no loans for which impairment was required to be evaluated on an individual loan-by-loan basis. Loans on which the accrual of interest has been discontinued because circumstances indicate that collection is questionable amounted to $5,159 and $15,476 at June 30, 1996 and December 31, 1995, respectively.





                                  (Continued)
                                                                           13.

                          OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK

The Bank grants residential, consumer, and commercial loans, as well as lease financing, to customers primarily in Marion County, Ohio. Although the Bank has a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon local and State of Ohio economic conditions. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, commercial real estate and residential real estate.

Included in cash and cash equivalents at June 30, 1996 and December 31, 1995 was approximately $1,153,000 and 2,743,000 respectively, on deposit with the Independent State Bank of Ohio.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet. Since commitments to make loans and lines of credit may expire without being used, the amounts do not necessarily represent future cash commitments. As of June 30, 1996 and December 31, 1995, commitments to make loans (primarily in the form of undisbursed portions of approved lines of credit) amounted to approximately $1,687,000 and $1,469,000, respectively, which consists primarily of variable rate commitments. The interest rates on these commitments ranged from 4.5% to 11.9% at June 30, 1996 and 6.2% to 11.1% at December 31, 1995.
Outstanding commitments for credit cards were approximately $1,036,000 and $916,000 as of June 30, 1996 and December 31, 1995, respectively, with rates ranging from 14.8% to 17.9% and 15.9% to 17.9%. Of the total outstanding balances on these credit cards at June 30, 1996, 62% were fixed and 38% were variable rate and at December 31, 1995, 58% were fixed rate and 42% were variable rate.

The Bank was also required to maintain aggregate cash reserve amounting to $81,000 and $79,000 at June 30, 1996 and December 31, 1995, respectively, to satisfy federal regulatory requirements. These amounts do not earn interest.

At June 30, 1996 or December 31, 1995, the Bank had a line of credit enabling it to borrow up to $2,109,000 at $1,932,000, respectively, with the Federal Home Loan Bank of Cincinnati. Borrowings under this line totaled $500,000 at June 30, 1996. There were no borrowings outstanding on this line of credit as of December 31, 1995. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

                          OHIO STATE BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS





INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. (OSB) at June 30, 1996, compared to December 31, 1995, and the consolidated results of operations for the three and six months ended June 30, 1996 compared to the same periods in 1995. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.


FINANCIAL CONDITION

OSB has experienced minimal asset growth since December 31, 1995 as total assets increased only $429,000, or 1.03%, from $41,744,000 at December 31, 1995 to $42,173,000 at June 30, 1996. OSB's overall strategy in 1996 has been to maintain its current size but increase its loan to deposit ratio.

Interest-bearing deposits in other banks, investment and mortgage-backed securities available for sale and investment and mortgage-backed securities held to maturity have decreased $785,000 in total since December 31, 1995. $206,000 of the decrease is related to the decline in fair value of investment and mortgage-backed securities available for sale during the period due to an overall increase in bond prices. The remaining decrease of $579,000 represents sales and maturities in excess of purchases during the period. OSB did increase its investment in state and political subdivisions which are classified as held to maturity during the period to reduce its tax obligation now that all of its net operating loss carry forwards from the initial years of operation of the Bank have been used.

Net loans and leases increased $2,741,000 or 11.99% during the period. The growth was funded by security sales and maturities, reduction in federal funds sold and short-term borrowings from the Federal Reserve and the Federal Home Loan Bank. Installment loans constituted $2,369,000 of the growth. The growth was due to obtaining an increased market share of the indirect automobile loan business in Marion. Management's strategy has been to be very competitive with interest rates on high quality loans. Commercial loans made up the majority of the remaining increase in loans. This growth was due to local economic factors.

Total deposits declined $404,000, or 1.06%, since December 31, 1995. OSB did not aggressively pursue deposits due to its strategy of maintaining its current size while increasing its loan to deposit ratio. As a result, OSB had short term borrowings of $954,000 at June 30, 1996 to fund loan growth.

                          OHIO STATE BANCSHARES, INC.
                      MANAGEMENT S DISCUSSION AND ANALYSIS





RESULTS OF OPERATIONS

The operating results of OSB are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. OSB's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by consumer and business demand, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

OSB's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net income is also affected by provisions for loan and lease losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

Net income for the six months ended June 30, 1996 was $125,000, or $129,000 less than the same period in 1995. Net income for the three months ended June 30, 1996 was $88,000, or $65,000 less than the same period in 1995. The reasons for the decline in earnings were a decrease in net interest income, a decline in noninterest income, and the provision for income taxes.

Net interest income is the largest component of OSB's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income decreased by $34,000 and $36,000 for the three and six months ended June 30, 1996 compared to the same respective periods in 1995. The decline in net interest income is attributable to OSB's decreased net interest spread. The decline began in the latter part of 1995 and continued through the first part of 1996. The decline in OSB's net interest spread resulted from a higher cost of funds. During the first part of 1995, OSB experienced an influx of personal and public funds which were invested in certificates of deposit at the Bank. The trend of a declining net interest spread is now reversing as funds are shifting from lower earning assets into higher yielding loans during 1996.

Noninterest income for the three and six months ended June 30, 1996 were comparable to the same periods in 1995 except for the gain on sale of loans. During the second quarter of 1995, OSB recognized a gain from the sale of the guaranteed portion of SBA loans. This was the reason for the higher noninterest income in 1995.

                          OHIO STATE BANCSHARES, INC.
                      MANAGEMENT S DISCUSSION AND ANALYSIS





Noninterest expense for the three and six months ended June 30, 1996 has remained comparable to the 1995 periods. Primary differences are increased salary and employee benefits due to normal salary increases; increased occupancy costs due to an upgrade in the Bank's computer system; decreased FDIC and state assessments attributable to the reduction in deposit insurance premiums which began in the last half of 1995; and decreased other operating expenses associated with the completion in January, 1996 of a one-time severance and consulting agreement.

OSB's net operating loss carryforward for tax purposes from the initial years of operation was fully utilized during the first half of 1995. As a result, OSB paid taxes and recognized federal income tax expense for the first time in its history in the last half of 1995. 1996 is the first year of being fully taxable which explains the lack of comparability in income tax expense between the periods presented.


CAPITAL RESOURCES

Shareholders' equity totaled $3,027,000 at June 30, 1996, compared to $3,057,000 at December 31,1995. The decline was the result of upward movements in interest rates in relation to OSB's available-for-sale investment and mortgage-backed securities portfolio. This resulted in a larger net-of-tax, unrealized loss on those securities recorded as a part of shareholders' equity. At June 30, 1996 and December 31, 1995, the ratio of shareholders' equity to assets was 7.16% and 7.32%, respectively. OSB's subsidiary Bank complied with the capital requirements established by the Federal Reserve System at each of those dates.

Under "Prompt Corrective Action" regulations, the FDIC has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). The Bank meets the "well capitalized" definition which requires a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, and a leverage ratio of at least 5%, and the absence of any written agreement, order or directive from a regulatory agency. "Well-capitalized" status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations.

Under a current regulatory proposal, interest rate risk would become an additional element in measuring risk-based capital. This proposed change is not expected to significantly impact the Bank's compliance with capital guidelines.

                          OHIO STATE BANCSHARES, INC.
                      MANAGEMENT S DISCUSSION AND ANALYSIS





The following table reflects the various leverage and risk-based capital ratios for the Bank:

                                          Leverage and Risk-based Capital Ratios

                                                   June 30, 1996                   December 31, 1995
                                                   -------------                   -----------------
LEVERAGE RATIO:
   Total Leverage Ratio                                   7.58%                              7.32%
RISK-BASED CAPITAL
RATIOS:
   Core (Tier 1) Ratio                                   10.99%                             11.86%

   Total Risk-Based
   Capital Ratio                                         11.88%                             12.84%


LIQUIDITY

On February 23, 1996, the Bank received approval from the State of Ohio, Division of Financial Institutions and the Federal Deposit Insurance Corporation to build a full service branch at 220 Richland Road, Marion, Ohio. The branch will initially be staffed by three full-time employees and one part-time employee and will provide a full range of financial services including two drive-thru lanes, a full service ATM machine and night deposit capabilities. The branch will expand the Bank into the eastern part of Marion and better serve its existing customers. The Branch is currently under construction and is expected to be completed by October 15, 1996.

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and OSB's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $1,833,000 at June 30, 1996 and $3,450,000 at December 31, 1995. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are investment securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

Taking into account the capital adequacy, profitability and reputation maintained by OSB available liquidity sources are considered adequate to meet current and projected needs.

                          OHIO STATE BANCSHARES, INC.
                                  FORM 10-QSB
                          Quarter ended June 30, 1996
                          PART II - OTHER INFORMATION


Item 1 -         Legal Proceedings:
                 There are no matters required to be reported under this item.

Item 2 -         Changes in Securities:
                 There are no matters required to be reported under this item.

Item 3 -         Defaults Upon Senior Securities:
                 There are no matters required to be reported under this item.

Item 4 -         Submission of Matters to a Vote of Security Holders:
                 On April 11, 1996 the Bank held the Annual Meeting of Shareholders at which shareholders voted upon the election of three directors for a term expiring in 1999. The results of the voting on these matters were as follows:

Nominee                           Votes for                 Withheld
- - -------                           ---------                 --------
 John E. Baldauf                     85,581                   2,590
 William H. Harris                   83,781                   4,390
 Gary E. Pendleton                   85,561                   2,610

              Other matters submitted to the Shareholders, for which the following votes were cast:

                 1) Ratification of the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the current fiscal year.

              FOR:     86,896  AGAINST:         100      ABSTAIN:      1,175

Item 5 -         Other Information:
                 There are no matters required to be reported under this item.

Item 6 -         Exhibits and Reports on Form 8-K:
                 (a)      Exhibit 27

                 (b) There are no matters required to be reported under this item.

                          OHIO STATE BANCSHARES, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OHIO STATE BANCSHARES, INC.
                                           ----------------------------------
                                           (Registrant)



Date:  August 8, 1996                      /s/ Gary E. Pendleton
       -------------------                 ----------------------------------
                                           (Signature)
                                           Gary E. Pendleton
                                           President and Chief Executive
                                           Officer




Date:  August 8, 1996                      /s/ William H. Harris
       -------------------                 ----------------------------------
                                           (Signature)
                                           William H. Harris
                                           Executive Vice President and Cashier

                          OHIO STATE BANCSHARES, INC.



                               Index to Exhibits



Item No.                                              Description
- - --------                                              -----------
   27                                           Financial Data Schedule