Form 10QSB
period 1996-09-30
OHIO STATE BANCSHARES INC
filed 1996-11-14
CIK 919644

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  SEPTEMBER 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____ to _____.

                    Commission file number:      0-28648
                                                 -------

                         Ohio State Bancshares, Inc.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Ohio                                   34-1579601
---------------------------------     ----------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

                    111 South Main Street, Marion, Ohio 43302
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (614) 387-2265
                         -------------------------------
                         (Registrant's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
       -------       -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $10.00 par value        Outstanding at November 5, 1996
                                      121,200 common shares

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1996




                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS                                                                                Page
                                                                                                             ----

Condensed Consolidated Balance Sheets ......................................................................    3

Condensed Consolidated Statements of Income ................................................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity ..................................................................................    6

Condensed Consolidated Statements of Cash Flows ............................................................    7

Notes to the Consolidated Financial Statements .............................................................    8

ITEM 2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS.....................................................................................   16




                           Part II - Other Information

Other Information...........................................................................................   20

Signatures   ...............................................................................................   21


                           OHIO STATE BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                  September 30,      December 31,
                                                                                      1996              1995
                                                                                      ----              ----
ASSETS
Cash and due from banks                                                       $      2,533,868     $      2,089,430
Federal funds sold                                                                                        1,361,000
                                                                              ----------------     ----------------
     Total cash and cash equivalents                                                 2,533,868            3,450,430

Interest-bearing deposits in other banks                                               499,000              500,000
Investment and mortgage-backed securities available for sale,
  (Note 2)                                                                           8,862,069           11,889,413
Investment and mortgage-backed securities held to maturity
  (Estimated fair values of $2,571,777 at September 30, 1996
  and $1,776,875 at December 31, 1995) (Note 2)                                      2,630,337            1,814,058
Total loans and leases (Note 3)                                                     27,733,520           23,117,113
Unearned lease income                                                                   (1,477)              (3,540)
Allowance for loan and lease losses (Note 4)                                          (264,800)            (252,174)
                                                                              ----------------     ----------------
     Net loans and leases                                                           27,467,244           22,861,399
Premises and equipment, net                                                            748,027              767,618
Other real estate owned and repossessions                                               42,379               68,710
Accrued interest receivable and other assets                                           666,535              392,024
                                                                              ----------------     ----------------

         Total assets                                                         $     43,449,458     $     41,743,652
                                                                              ================     ================

LIABILITIES
Deposits
     Noninterest-bearing deposits                                             $      4,808,623     $      4,360,153
     Interest-bearing deposits                                                      33,933,821           33,930,536
                                                                              ----------------     ----------------
         Total deposits                                                             38,742,444           38,290,689
     Federal funds and other borrowed funds                                          1,233,000
     Accrued interest payable and other liabilities                                    331,772              395,846
                                                                              ----------------     ----------------
         Total liabilities                                                          40,307,216           38,686,535
                                                                              ----------------     ----------------

SHAREHOLDERS' EQUITY
Common stock ($10.00 par value; 500,000
  shares authorized; 121,200 shares issued and outstanding)                          1,212,000            1,212,000
Additional paid-in capital                                                           1,831,227            1,831,227
Retained earnings                                                                      199,639               13,936
Unrealized loss on investment securities
  available for sale, net of tax                                                      (100,624)                 (46)
                                                                              ----------------     ----------------
         Total shareholders' equity                                                  3,142,242            3,057,117
                                                                              ----------------     ----------------

         Total liabilities and shareholders' equity                           $     43,449,458     $     41,743,652
                                                                              ================     ================


         See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                       September 30,
                                                        -------------                       -------------
                                                   1996              1995             1996                1995
                                                   ----              ----             ----                ----
INTEREST INCOME
     Interest and fees on loans             $       644,148    $      567,621     $    1,811,630    $     1,657,658
     Interest on investment and
       mortgage-backed securities
         Taxable                                    147,859           176,366            515,156            504,797
         Nontaxable                                  27,819             8,901             63,794              9,235
     Other interest income                            7,933            29,756             42,253             84,045
                                            ---------------    --------------     --------------    ---------------
              Total interest income                 827,759           782,644          2,432,833          2,255,735
                                            ---------------    --------------     --------------    ---------------

INTEREST EXPENSE
     Interest on deposits                           372,691           363,619          1,125,215            950,443
     Other borrowings                                13,841                               18,277              2,502
                                            ---------------    --------------     --------------    ---------------
              Total interest expense                386,532           363,619          1,143,492            952,945
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                                 441,227           419,025          1,289,341          1,302,790

Provision for loan and lease
  losses (Note 4)                                    35,000            10,000             95,000             57,000
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                         406,227           409,025          1,194,341          1,245,790
                                            ---------------    --------------     --------------    ---------------

NONINTEREST INCOME
     Fees for other customer
       services                                      54,294            56,333            156,351            161,400
     Gain on sale of loans                                                                                   33,876
     Investment security gains/
       (losses)                                      (1,982)                               7,383             (2,528)
     Other income                                     4,285             3,023             22,768             21,945
                                            ---------------    --------------     --------------    ---------------
              Total noninterest income               56,597            59,356            186,502            214,693
                                            ---------------    --------------     --------------    ---------------

NONINTEREST EXPENSE
     Salaries and employee benefits                 164,329           163,991            517,920            480,371
     Occupancy expense                               62,096            55,676            190,680            166,858
     Office supplies                                 19,262            19,372             65,797             63,718
     FDIC and state assessments                       1,068              (853)             6,334             37,532
     Taxes other than income                         11,766            17,145             37,320             39,356
     Legal and accounting                            13,596            11,773             38,807             28,471
     Advertising and public relations                14,897            11,994             36,675             34,189
     Credit card processing expense                  14,719            10,655             42,298             33,325
     Other operating expense                         51,380            94,871            168,553            239,306
                                            ---------------    --------------     --------------    ---------------
              Total noninterest expense             353,113           384,624          1,104,384          1,123,126
                                            ---------------    --------------     --------------    ---------------



                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (Unaudited)



                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                                        -------------                        -------------
                                                   1996              1995             1996                1995
                                                   ----              ----             ----                ----

Income before federal income taxes                  109,711             83,757            276,459           337,357

Provision for income taxes                           24,294                                66,516
                                            ---------------     --------------     --------------    --------------

NET INCOME                                  $        85,417     $       83,757     $      209,943    $      337,357
                                            ===============     ==============     ==============    ==============

Earnings per common share
  (Note 1)                                  $          .70      $          .69     $         1.73    $         2.78
                                            ==============      ==============     ==============    ==============


Weighted average shares
  outstanding                                      121,200             121,200            121,200           121,200
                                            ==============      ==============     ==============    ==============



       See accompanying notes to the consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                             -------------
                                                                                      1996                1995
                                                                                      ----                ----
Balance at beginning of period                                                  $     3,057,117    $      2,386,593

Net income                                                                              209,943             337,357

Cash dividends ($.20 per share in 1996 and 1995)                                        (24,240)            (24,240)

Change in unrealized gain/(loss) on investment
  securities available for sale                                                        (100,578)            243,898
                                                                                ---------------    ----------------

Balance at end of period                                                        $     3,142,242    $      2,943,608
                                                                                ===============    ================

       See accompanying notes to the consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                     1996                 1995
                                                                                     ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES                                            $       209,943    $        337,357
     Net income
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of premiums                                                    28,429              13,956
         Provision for loan and lease losses                                             95,000              57,000
         Depreciation and amortization                                                   80,153              76,607
         Gain on sale of loans                                                                              (33,876)
         Investment and mortgage-backed
           securities (gains)/losses, net                                                (7,383)              2,528
         Federal Home Loan Bank stock dividend                                           (6,800)             (4,000)
         Loss on sale of other real estate owned and repossessions                       16,000              30,000
         Change in accrued interest receivable                                          (72,795)           (203,183)
         Change in accrued interest payable                                             (47,782)             96,869
         Change in other assets and other liabilities                                  (166,194)            (24,800)
                                                                                ---------------    ----------------
              Net cash from operating activities                                        128,571             348,458
                                                                                ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment and mortgage-backed securities available for sale
         Purchases                                                                   (1,519,203)         (3,524,339)
         Proceeds from maturities and principal paydowns                              1,667,802             280,293
         Proceeds from sales                                                          2,714,626             497,188
     Investment and mortgage-backed securities held to maturity
         Purchases                                                                     (818,798)         (1,215,973)
         Proceeds from maturities and principal paydowns                                                     46,090
     Net change in interest-bearing deposits in other banks                               1,000
     Net change in loans                                                             (4,794,242)         (1,544,181)
     Proceeds from loan sales                                                                               448,820
     Proceeds from sale of other real estate owned and
       repossessions                                                                    103,729              48,623
     Purchases of premises and equipment                                                (60,562)           (169,588)
                                                                                ---------------    ----------------
              Net cash from investing activities                                     (2,705,648)         (5,133,067)
                                                                                ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash dividends paid                                                                (24,240)            (24,240)
     Net change in deposit accounts                                                     451,755           5,362,751
     Net change in federal funds and other borrowed funds                             1,233,000
                                                                                ---------------    ----------------
         Net cash from financing activities                                           1,660,515           5,338,511
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                                (916,562)            553,902

Cash and cash equivalents at beginning of period                                      3,450,430           3,019,864
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     2,533,868    $      3,573,766
                                                                                ===============    ================

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of OSB at September 30, 1996, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and therefore do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto of The Marion Bank for the year ended December 31, 1995 included in its 1995 Annual Report. Reference is made to the accounting policies of OSB described in the notes to financial statements contained in the Bank's 1995 annual report. OSB has consistently followed these policies in preparing this Form 10-QSB.

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

For the nine months ended September 30, 1996 and 1995, OSB paid interest of $1,191,274 and $856,076, respectively, and income taxes of $87,327 and $30,000, respectively. Noncash transfers from loans and leases to other real estate owned and repossessions totaled $93,398 for the nine months ended September 30, 1996 and $49,861 for the nine months ended September 30, 1995.


                                 (Continued)

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

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment and mortgage-backed securities at September 30, 1996 and December 31, 1995 are as follows:

                                                                   September 30, 1996
                                         ----------------------------------------------------------------------
                                                                   Gross           Gross          Estimated
                                              Amortized         Unrealized      Unrealized          Fair
                                                Cost               Gains          Losses            Value
                                                ----               -----          ------            -----
AVAILABLE FOR SALE

U.S. Treasury securities                 $        650,087     $          963                   $        651,050
Obligations of U.S.
  government agencies                           1,714,073                871    $    (34,413)         1,680,531
Mortgage-backed securities                      6,470,829                 13        (119,894)         6,350,948
                                           --------------     --------------    ------------   ----------------
   Total debt securities available
     for sale                                   8,834,989              1,847        (154,307)         8,682,529
Other securities                                  179,540                                               179,540
                                         ----------------     --------------    ------------   ----------------
   Total investment and
     mortgage-backed securities
     available for sale                  $      9,014,529     $        1,847    $   (154,307)  $      8,862,069
                                         ================     ==============    ============   ================


                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)


                                                                   September 30, 1996
                                         -----------------------------------------------------------------------
                                                                   Gross           Gross          Estimated
                                              Amortized         Unrealized      Unrealized          Fair
                                                Cost               Gains          Losses            Value
                                                ----               -----          ------            -----
HELD TO MATURITY

U.S. Treasury securities                 $         99,687     $          564                   $        100,251
Obligation of U.S.
  government agencies                             500,000                       $    (36,315)           463,685
Obligations of states and
  political subdivisions                        2,030,650                103         (22,912)         2,007,841
                                         ----------------     --------------    ------------   ----------------
   Total investment and
     mortgage-backed securities
     held to maturity                    $      2,630,337     $          667    $    (59,227)  $      2,571,777
                                         ================     ==============    ============   ================

                                                                    December 31, 1995
                                         -----------------------------------------------------------------------
                                                                   Gross           Gross          Estimated
                                              Amortized         Unrealized      Unrealized          Fair
                                                Cost               Gains          Losses            Value
                                                ----               -----          ------            -----
AVAILABLE FOR SALE

U.S. Treasury securities                 $      1,401,125     $       11,433    $       (358)  $      1,412,200
Obligations of U.S.
  government agencies                           2,468,456             17,583          (6,334)         2,479,705
Other debt securities                             345,600                             (1,290)           344,310
Mortgage-backed securities                      7,501,461             27,202         (48,305)         7,480,358
                                         ----------------     --------------    ------------   ----------------
   Total debt securities available
     for sale                                  11,716,642             56,218         (56,287)        11,716,573
                                                  172,840                                               172,840
Other securities                         ----------------     -------------     ----------     ----------------
   Total investment and mortgage-
     backed securities available
     for sale                            $     11,889,482     $       56,218    $    (56,287)  $     11,889,413
                                         ================     ==============    ============   ================


                                   (Continued)


                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

                                                               December 31, 1995
                                    ------------------------------------------------------------------------
                                                              Gross           Gross          Estimated
                                         Amortized         Unrealized      Unrealized          Fair
                                           Cost               Gains          Losses            Value
                                           ----               -----          ------            -----
HELD TO MATURITY

U.S. Treasury securities            $         99,078     $        1,882                   $        100,960
Obligation of U.S.
  government agencies                        500,000                       $    (45,100)           454,900
Obligations of states and
  political subdivisions                   1,214,980              9,752          (3,717)         1,221,015
                                    ----------------     --------------    ------------   ----------------
   Total investment and
     mortgage-backed
     securities held
     to maturity                    $      1,814,058     $       11,634    $    (48,817)  $      1,776,875
                                    ================     ==============    ============   ================

Proceeds from sales of investment and mortgage-backed securities classified as available for sale were $2,714,626 and $497,188 during the nine months ended September 30, 1996 and 1995. Gross gains of $16,025 and gross losses of $8,642 were realized on those sales in 1996. Gross losses of $2,528 were realized on those sales in 1995.

Proceeds from sales of investment and mortgage-backed securities classified as available for sale were $1,169,377 during the three months ended September 30, 1996. Gross gains of $64 and gross losses of $2,046 were realized on those sales in 1996. No investment securities were sold during the three months ended September 30, 1995.

The amortized cost and estimated fair values of investment and mortgage-backed securities at September 30, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                                                                                                    Estimated
                                                                               Amortized              Fair
                                                                                 Cost                 Value
                                                                                 ----                 -----
AVAILABLE FOR SALE

Due in one year or less                                                   $        860,062     $        861,896
Due in one to five years                                                         1,504,098            1,469,685
                                                                          ----------------     ----------------
      Subtotal                                                                   2,364,160            2,231,581
Mortgage-backed securities                                                       6,470,829            6,350,948
Other securities                                                                   179,540              179,540
                                                                          ----------------     ----------------

             Total securities available for sale                          $      9,014,529     $      8,862,069
                                                                          ================     ================


                                  (Continued)



                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

HELD TO MATURITY

         Due in one year or less                                         $       99,687     $      100,251
         Due in one to five years                                               500,000            463,685
         Due after ten years                                                  2,030,650          2,007,841
                                                                         --------------     --------------

                      Total securities held to maturity                  $    2,630,337     $    2,571,777
                                                                         ==============     ==============

Investment securities with a carrying value of approximately $4,599,000 at September 30, 1996 and $5,925,000 at December 31, 1995 were pledged to secure deposits and for other purposes.

NOTE 3 - LOANS AND LEASES

Total loans and leases at September 30, 1996 and December 31, 1995 net of deferred fees and costs consisted of the following:

                                                                 September 30, 1996       December 31, 1995
                                                                 ------------------       -----------------
         Commercial                                               $     10,305,327        $      8,992,934
         Installment                                                    14,010,527              10,504,087
         Real estate                                                     2,779,366               2,901,133
         Credit card                                                       604,044                 663,544
         Leases                                                             25,359                  43,589
         Other                                                               8,897                  11,826
                                                                  ----------------        ----------------

              Total loans                                         $     27,733,520        $     23,117,113
                                                                  ================        ================


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of activity in the allowance for loan and leases losses for the nine months ended September 30, 1996 and 1995 is as follows:

                                                                            1996                1995
                                                                            ----                ----
         Balance - January 1                                           $      252,174       $      265,489
         Loan and leases charged off                                         (104,718)             (84,651)
         Recoveries                                                            22,344               20,348
         Provision for loan and lease losses                                   95,000               57,000
                                                                       --------------       --------------

         Balance - September 30                                        $      264,800       $      258,186
                                                                       ==============       ==============

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

As of and for the nine months ended September 30, 1996 and 1995, there were no loans for which impairment was required to be evaluated on an individual loan-by-loan basis. Loans on which the accrual of interest has been discontinued because circumstances indicate that collection is questionable amounted to $35,756 and $15,476 at September 30, 1996 and December 31, 1995, respectively.

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

Included in cash and cash equivalents at September 30, 1996 and December 31, 1995 was approximately $1,571,000 and 2,743,000 respectively, on deposit with the Independent State Bank of Ohio.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet. Since commitments to make loans and lines of credit may expire without being used, the amounts do not necessarily represent future cash commitments. As of September 30, 1996 and December 31, 1995, commitments to make loans (primarily in the form of undisbursed portions of approved lines of credit) amounted to approximately $1,274,000 and $1,469,000, respectively, which consists primarily of variable rate commitments. The interest rates on these commitments ranged from 4.5% to 11.9% at September 30, 1996 and 6.2% to 11.1% at December 31, 1995. Outstanding commitments for credit cards were approximately $946,000 and $916,000 as of September 30, 1996 and December 31, 1995, respectively, with rates ranging from 14.8% to 17.9% and 15.9% to 17.9%. Of the total outstanding balances on these credit cards at September 30, 1996, 64% were fixed and 36% were variable rate and at December 31, 1995, 58% were fixed rate and 42% were variable rate.


                                 (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK (Continued)

The Bank was also required to maintain aggregate cash reserve amounting to $108,000 and $79,000 at September 30, 1996 and December 31, 1995, respectively, to satisfy federal regulatory requirements. These amounts do not earn interest.

At September 30, 1996 or December 31, 1995, the Bank had a line of credit enabling it to borrow up to $2,170,000 and $1,932,000, respectively, with the Federal Home Loan Bank of Cincinnati. Borrowings under this line totaled $1,000,000 at September 30, 1996. There were no borrowings outstanding on this line of credit as of December 31, 1995. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

                           OHIO STATE BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. (OSB) at September 30, 1996, compared to December 31, 1995, and the consolidated results of operations for the three and nine months ended September 30, 1996 compared to the same periods in 1995. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.

FINANCIAL CONDITION

OSB has experienced modest asset growth since December 31, 1995 as total assets increased $1,705,000 or 4.09%, from $41,744,000 at December 31, 1995 to
$43,449,000 at September 30, 1996. OSB's overall strategy in 1996 has been to maintain its current size but increase its loan to deposit ratio.

Interest-bearing deposits in other banks, investment and mortgage-backed securities available for sale and investment and mortgage-backed securities held to maturity have decreased $2,212,000 in total since December 31, 1995. A decrease of $152,000 is related to the decline in fair value of investment and mortgage-backed securities available for sale during the period due to an overall increase in bond prices. The remaining decrease of $2,060,000 represents sales and maturities in excess of purchases during the period. OSB did increase its investment in state and political subdivisions which are classified as held to maturity during the period to reduce its tax obligation now that all of its net operating loss carry forwards from the initial years of operation of the Bank have been used.

Net loans and leases increased $4,606,000 or 20.15% during the period. The growth was funded by security sales and maturities, reduction in federal funds sold and short-term borrowings from the Federal Reserve and the Federal Home Loan Bank. Installment loans constituted $3,506,000 of the growth. The growth was due to obtaining an increased market share of the indirect automobile loan business in Marion. Management's strategy has been to be very competitive with interest rates on high quality loans. Commercial loans made up the majority of the remaining increase in loans. This growth was due to local economic factors.

Total deposits increased $452,000, or 1.18%, since December 31, 1995. OSB did not aggressively pursue deposits due to its strategy of maintaining its current size while increasing its loan to deposit ratio. As a result, OSB had short-term borrowings of $1,233,000 at September 30, 1996 to fund loan growth.

                           OHIO STATE BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Net income for the nine months ended September 30, 1996 was $209,943 or $127,000 less than the same period in 1995. Net income for the three months ended September 30, 1996 was $85,417 or $2,000 more than the same period in 1995. The reasons for the decline in year-to-date earnings were a decrease in net interest income, an increase in the provision for loan and lease losses, a decline in noninterest income, and the provision for income taxes. The reasons for the slight increase in the current quarter's earning over the prior year were an increase in net interest income and a reduction of noninterest expense overcoming increased provisions for loan and lease losses and the provision for income taxes.

Net interest income is the largest component of OSB's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income decreased by $13,000 for the nine months ended September 30, 1996 compared to the same respective period in 1995. The decline in net interest income is attributable to OSB's decreased net interest spread. The decline began in the latter part of 1995 and continued through the first part of 1996. The decline in OSB's net interest spread resulted from a higher cost of funds. During the first part of 1995, OSB experienced an influx of personal and public funds which were invested in certificates of deposit at the Bank. The trend of a declining net interest spread is now reversing as funds are shifting from lower earning assets into higher yielding loans during 1996. Net interest income increased $22,000 for the three months ended September 30, 1996 compared to the same respective period in 1995.

Noninterest income for the three and nine months ended September 30, 1996 were comparable to the same periods in 1995 except for the gain on sale of loans. During the second quarter of 1995, OSB recognized a gain from the sale of the guaranteed portion of SBA loans. This was the reason for the higher noninterest income in 1995.

                           OHIO STATE BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest expense for the three and nine months ended September 30, 1996 declined compared to the same 1995 periods. Primary differences were increased salary and employee benefits due to normal salary increases and increased occupancy costs due to an upgrade in the Bank's computer system being offset by decreased FDIC and state assessments attributable to the reduction in deposit insurance premiums which began in the last half of 1995 and decreased other operating expenses associated with the completion in January, 1996 of a one-time severance and consulting agreement.

OSB's net operating loss carryforward for tax purposes from the initial years of operation was fully utilized during the first part of 1995. As a result, OSB paid taxes and recognized federal income tax expense for the first time in its history in the last part of 1995. 1996 is the first year of being fully taxable which explains the lack of comparability in income tax expense between the periods presented.

CAPITAL RESOURCES

Shareholders' equity totaled $3,142,000 at September 30, 1996, compared to $3,057,000 at December 31, 1995. At September 30, 1996 and December 31, 1995,
the ratio of shareholders' equity to assets was 7.23% and 7.32% respectively. OSB's subsidiary Bank complied with the capital requirements established by the Federal Reserve System at each of those dates.

Under "Prompt Corrective Action" regulations, the FDIC has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). The Bank meets the "well capitalized" definition which requires a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, a leverage ratio of at least 5%, and the absence of any written agreement, order or directive from a regulatory agency. "Well-capitalized" status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations.

Under a current regulatory proposal, interest rate risk would become an additional element in measuring risk-based capital. This proposed change is not expected to significantly impact the Bank's compliance with capital guidelines.

The following table reflects the various leverage and risk-based capital ratios for the Bank:

                                                             Leverage and Risk-based Capital Ratios
                                                             --------------------------------------
                                                   September 30, 1996                  December 31, 1995
                                                   ------------------                  -----------------
LEVERAGE RATIO:
    Total Leverage Ratio                                 7.33%                                7.32%
RISK-BASED CAPITAL
RATIOS:
    Core (Tier 1) Ratio                                 10.51%                               11.86%

    Total Risk-Based
    Capital Ratio                                       11.38%                               12.84%


LIQUIDITY

On February 23, 1996, the Bank received approval from the State of Ohio, Division of Financial Institutions and the Federal Deposit Insurance Corporation to build a full service branch at 220 Richland Road, Marion, Ohio. The branch will initially be staffed by three full-time employees and one part-time employee and will provide a full range of financial services including two drive-thru lanes, a full service ATM machine and night deposit capabilities. The branch will expand the Bank into the eastern part of Marion and better serve its existing customers. The branch is currently under construction and is expected to be completed in December of the current year.

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and OSB's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $2,534,000 at September 30, 1996 and $3,450,000 at December 31, 1995. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are investment and mortgage-backed securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

Taking into account the capital adequacy, profitability and reputation maintained by OSB available liquidity sources are considered adequate to meet current and projected needs.

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                        Quarter ended September 30, 1996
                           PART II - OTHER INFORMATION

Item 1 -       Legal Proceedings:
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities:
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders: There are no matters required to be reported under this item.

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

                                        OHIO STATE BANCSHARES, INC.
                                        ---------------------------
                                        (Registrant)

Date:                                   /s/ Gary E. Pendleton
     ------------------                 ---------------------------
                                        (Signature)
                                        Gary E. Pendleton
                                        President and Chief Executive
                                        Officer

Date:                                   /s/ William H. Harris
     ------------------                 ---------------------------
                                        (Signature)
                                        William H. Harris
                                        Executive Vice President and Cashier

                         OHIO STATE BANCSHARES, INC.

                              Index to Exhibits
g

Item No.                                                 Description
--------                                                 -----------

    27                                             Financial Data Schedule