Form 10KSB40
period 1996-12-31
OHIO STATE BANCSHARES INC
filed 1997-03-24
CIK 919644

                           OHIO STATE BANCSHARES, INC.
                                  MARION, OHIO

                                  ANNUAL REPORT
                                December 31, 1996

                           OHIO STATE BANCSHARES, INC.

                                  ANNUAL REPORT

                                December 31, 1996


                                TABLE OF CONTENTS

President's Letter..........................................................................................    1

Comparative Summary of Selected Financial Data..............................................................    2

Form 10-KSB    .............................................................................................    3

INDEX

     PART I

     Item 1.   Description of Business......................................................................    5

     Item 2.   Description of Property......................................................................    6

     Item 3.   Legal Proceedings............................................................................    6

     Item 4.   Submission of Matters to a Vote of Security Holders..........................................    7

     PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters.....................................    7

     Item 6.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................................................    8

     Item 7.   Financial Statements.........................................................................   23

               Independent Auditors' Report.................................................................   23

               Consolidated Financial Statements............................................................   24

               Notes to Consolidated Financial Statements...................................................   28

     Item 8.   Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure...................................................................   44

     PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act..........................................   44

     Item 10.  Executive Compensation.......................................................................   44

     Item 11.  Security Ownership of Certain Beneficial Owners and Management...............................   44

     Item 12.  Certain Relationships and Related Transactions...............................................   44

     Item 13.  Exhibits List and Reports on Form 8-K........................................................   45

     Signatures.............................................................................................   46

Board of Directors..........................................................................................   47

Officers       .............................................................................................   48

FROM THE PRESIDENT:

1996 was a year in which several major projects were completed. On May 16, 1996, after several long and disappointing delays, Ohio State Bancshares, Inc. (OSB) finally became a reality. The holding company formation resulted in the one for one exchange of Bank stock for OSB stock. December 6, 1996 saw the opening of our first Branch office located at 220 Richland Road. Of course, we believe the Branch to be the most attractive and best located Banking office in Marion.

After the tremendous growth experienced in 1995 and the continual narrowing of interest rate spreads due mainly to competitive factors, prudence seemed to dictate a slower growth in 1996. The slower growth allowed shareholders' equity as a percentage of total assets to increase along with the book value of the stock, even though earnings were not at the 1995 level. The loan to deposit ratio has increased from 59.70% to 69.86% over the last 12 months and the net interest margin has been increasing steadily from a low in April of 1996.

Goals for 1997 include increasing earnings over 1996 levels while absorbing the operational costs from the new Branch office and continually looking for ways to control or lower operating costs. While cost control is always a must, we are also looking for ways to increase revenue through off-balance sheet services.

I would like to personally thank our Directors, Employees and Customers for their support, loyalty and confidence. We could not have realized our past successes or accomplish our goals for the future without them.

Sincerely,

Gary E. Pendleton
President/CEO

                 COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA as of or for the Years Ending December 31, (000's except per share data)

                                                  1996          1995          1994         1993         1992
                                                  ----          ----          ----         ----         ----
STATEMENT OF OPERATIONS
  DATA:
Total interest income                          $     3,286   $    3,084   $    2,342   $    2,199   $    2,175
Total interest expense                               1,540        1,340          819          766          915
                                               -----------   ----------   ----------   ----------   ----------
Net interest income                                  1,746        1,744        1,523        1,433        1,260
Provision for loan losses                              163           82           56          169           83
                                               -----------   ----------   ----------   ----------   ----------
Net interest income after provision for
  loan losses                                        1,583        1,662        1,467        1,264        1,177
Noninterest income                                     241          279          293          278          216
Noninterest expense                                  1,465        1,513        1,435        1,338        1,279
                                               -----------   ----------   ----------   ----------   ----------
Income before income taxes                             359          428          325          204          114
Provision for income taxes                             100           55           --           --           --
                                               -----------   ----------   ----------   ----------   ----------
Net income                                     $       259   $      373   $      325   $      204   $      114
                                               ===========   ==========   ==========   ==========   ==========

PER SHARE DATA:

Net income per common share                    $     2.14    $    3.08    $     2.68   $     1.69   $     0.96
Book value per share at year-end                    26.62(1)     25.22(1)      19.69(1)     19.97        18.64
Cash dividends per share                             0.40         0.30          0.20         0.10         0.00
Number of shares used in net income
  per share calculations                          121,200      121,200       121,200      121,200      119,548

BALANCE SHEET DATA:

Total assets                                   $    43,056   $   41,744   $   34,836   $   31,465   $   29,285
Total securities                                    10,719       13,703        9,019        9,054        6,708
Total net loans                                     27,573       22,861       20,963       17,535       17,412
Allowance for loan losses                              281          252          265          339          209
Total deposits                                      39,469       38,291       32,258       28,950       26,893
Shareholders' equity                                 3,226        3,057        2,387        2,420        2,228

OPERATING RATIOS:

Total net loans to total deposits                   69.86%       59.70%        64.99%       60.57%       64.75%
Total shareholders' equity to total assets           7.49         7.32          6.85         7.69         7.61
Average shareholders' equity
  to average assets                                  7.43         7.33          7.66         7.92         7.71
Return on average equity                             8.32        13.38         13.22         8.71         5.41
Return on average assets                             0.62         0.98          1.01         0.69         0.42
Total interest expense to interest income           46.86        43.45         34.97        34.83        42.07
Allowance for loan losses
  to total loans                                     1.01         1.09          1.25         1.93         1.20

Average assets                                 $   41,994    $  37,992    $   32,073   $   29,604   $   27,412
Average shareholders' equity                        3,119        2,786         2,458        2,346        2,113

(1) Based on outstanding shares at the end of the period after considering the unrealized loss on securities available for sale in 1996, 1995 and 1994. Book value per share before this adjustment would have been $26.96, $25.22 and $22.45, respectively.

      Averages used herein, unless indicated otherwise, are based on daily averages.


--------------------------------------------------------------------------------
                                   (Continued)

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  (Mark one)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1996

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ....................  to..................

       Commission File No. 0-28648

                           OHIO STATE BANCSHARES, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

OHIO                                                    34-1579601
----                                        ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

111 South Main Street, Marion, Ohio                        43302
-----------------------------------                        -----
(Address of principal executive offices)                 (Zip code)

(614) 387-2265
--------------
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

            Title of each class       Name of each exchange on which registered
            -------------------       -----------------------------------------

                   None                                 None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $10.00 par value
           (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for the year ended December 31, 1996 was: $3,526,434

At March 1, 1997, there were issued and outstanding 121,200 of the Issuer's Common Shares.

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of March 1, 1997 was $3,546,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Proxy Statement to be dated approximately March 21, 1997, are incorporated by reference into Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10. Executive Compensation; Item 11. Security Ownership of Certain Beneficial Owners and Management; and Item 12. Certain Relationships and Related Transactions, of Part III.

Transitional Small Business Disclosure Form (check one):
Yes  [ ] No  [X]


--------------------------------------------------------------------------------

                                      INDEX

                                   FORM 10-KSB

PART I
------

       ITEM 1.       Description of Business......................................................    5

       ITEM 2.       Description of Property......................................................    6

       ITEM 3.       Legal Proceedings............................................................    6

       ITEM 4.       Submission of Matters to a Vote of Security Holders..........................    7


PART II
-------

       ITEM 5.       Market for Common Equity and Related Stockholder Matters.....................    7

       ITEM 6.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations....................................................    8

       ITEM 7.       Financial Statements.........................................................   23

       ITEM 8.       Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure..........................................   44


PART III
--------

       ITEM 9.       Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act............................   44

       ITEM 10.      Executive Compensation.......................................................   44

       ITEM 11.      Security Ownership of Certain Beneficial Owners and Management...............   44

       ITEM 12.      Certain Relationships and Related Transactions...............................   44

       ITEM 13.      Exhibits and Reports on Form 8-K.............................................   45


SIGNATURES           .............................................................................   46

--------------------------------------------------------------------------------

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS
--------

At the annual shareholders' meeting held on April 13, 1995, the Marion Bank's ("Bank") shareholders approved a plan of reorganization whereby they would exchange their shares of Bank stock for the common stock of Ohio State Bancshares, Inc. ("Corporation"). The Corporation received approval from the Board of Governors of the Federal Reserve System during early 1996 and the reorganization was consummated on May 16, 1996. The principal business of the Corporation is presently to operate the Bank, which is a wholly owned subsidiary and its principal asset. The Corporation and the main office of the Bank are located at 111 South Main Street, Marion, Ohio 43302. The Corporation's telephone number is (614) 387-2265.

Although wholly owned by the Corporation, the Bank functions as an independent community bank. The Bank was chartered as an Ohio banking corporation on March 24, 1988 and commenced operations on August 23, 1988. The Bank offers a full range of commercial banking services, including commercial loans, real estate loans and various types of consumer loans; checking, savings and time deposits; money market accounts; travelers checks; pre-approved overdraft protection; safe deposit boxes and other customary nondeposit banking services. The Bank is an agent for Mastercard and Visa credit cards and is a merchant depository for cardholder sales drafts. At the present time the Bank does not have a trust department, but can provide access to this service through correspondent banks. The Bank is a member of 24-hour automated teller networks. It also offers two lanes of drive-up banking services at each banking location.

The nature of the Bank allows for full diversification of depositors and borrowers so it is not dependent upon a single or a few customers. Most of the Bank's deposits are attracted from individuals and moderate business related sources. No material portion of the Bank's loans are concentrated within a single industry or group of related industries. The business of the Bank is somewhat seasonal in nature due to lending activities in the agricultural and automobile markets.

The Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. Bank loan procedures require EPA studies be obtained by Bank management prior to approving any commercial real estate loan with such potential risk.


--------------------------------------------------------------------------------

                                   (Continued)

SUPERVISION AND REGULATION
--------------------------

REGULATION OF THE CORPORATION: The Corporation is a registered bank holding company organized under the laws of the State of Ohio. As such, the Corporation is subject to the laws of the State of Ohio and is under the jurisdiction of the Securities Act of 1933, as amended, and various Securities and Exchange Commission rules and regulations relating to the offering and sale of its securities. The Corporation is also subject to regulation under the Bank Holding Company Act of 1956 as amended. The Federal Reserve Board regulates bank holding companies and may examine or inspect the books and records of the Corporation and the Bank.

The Corporation is not aware of any current recommendations by regulatory authorities that, if they were to be implemented, would have a material effect on the Corporation.

REGULATION OF THE BANK: The Bank is chartered in the State of Ohio and regulated by the Ohio Division of Financial Institutions. Further, the Bank's depositors are insured by the Federal Deposit Insurance Corporation. These regulatory agencies have the authority to examine the books and records of the Bank, and the Bank is subject to their rules and regulations.

EMPLOYEES
---------

As of December 31, 1996, the Bank employed 19 full-time and 6 part-time employees.

ITEM 2 - DESCRIPTION OF PROPERTY

The Bank's main office is located in downtown Marion, Ohio. The Bank opened one additional full service branch at 220 Richland Road, Marion, Ohio in December 1996. The branch provides a full range of financial services including two drive-thru lanes, a full service ATM machine and night deposit capabilities. The branch expanded the Bank into the eastern part of Marion to better serve its existing customers in that area. The Bank opened two Customer-Bank Communication Terminals (ATM sites) in Marion in 1995. The Bank owns all premises related to its main office and leases its new branch under an operating lease. All such premises are suitable for their intended use. Management believes all properties are in excellent condition and are adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

Corporation management is aware of no pending or threatened litigation in which the Corporation or its subsidiary Bank faces potential loss or exposure which will materially affect the consolidated financial statements or involves a claim for damages exceeding ten percent of the assets of the Corporation.


--------------------------------------------------------------------------------

                                   (Continued)

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Corporation's fiscal year ended December 31, 1996.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of the Corporation, and of the Bank preceding formation of the Corporation, trades infrequently and is not traded on any established securities market. Parties interested in buying or selling the Corporation's stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI).

For 1996 and 1995, bid and ask quotations were obtained from CBI which makes a limited market in the Corporation's stock. The quotations are inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

     1996 (1)                LOW BID           HIGH BID              LOW ASK             HIGH ASK
     ----                    -------           --------              -------             --------

     1st Qtr.              $     30.00      $      30.00        $       32.00         $      32.00
     2nd Qtr.                    30.00             30.00                32.00                32.00
     3rd Qtr.                    30.00             31.00                32.00                33.00
     4th Qtr.                    31.00             33.50                33.00                35.50


     1995 (1)                LOW BID           HIGH BID              LOW ASK             HIGH ASK
     ----                    -------           --------              -------             --------

     1st Qtr               $     26.50      $      26.50        $       28.50         $      28.50
     2nd Qtr.                    26.50             28.00                28.50                30.00
     3rd Qtr.                    28.00             28.00                30.00                30.00
     4th Qtr.                    28.00             30.00                30.00                32.00

     (1) All information presented above relates to the Corporation for the period since its formation and to the Bank for the periods prior to formation of the Corporation.

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation's stock, these prices may not reflect the prices at which the stock would trade in an active market.

The Corporation has 121,200 authorized and outstanding shares of common stock held by approximately 494 shareholders as of December 31, 1996. The Corporation paid cash dividends in June and December of each year, resulting in a total amount of $0.40 per share in 1996 and $0.30 per share in 1995.

--------------------------------------------------------------------------------

                                   (Continued)

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following pages, management presents an analysis of Ohio State Bancshares, Inc.'s financial condition and results of operations as of and for the year ended December 31, 1996 as compared to the prior year. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

RESULTS OF OPERATIONS

Net income for the Corporation was $259,000 in 1996 or $114,000 less than the $373,000 earned in 1995. The reason for the decrease was threefold. First, the Corporation was fully taxable in 1996 for the first time resulting in $99,000 being recorded as federal income tax expense versus only $55,000 in 1995. Secondly, the Corporation increased the amount provided into reserve for loan losses from $82,000 in 1995 to $163,000 in 1996, an $81,000 increase. This was due to an increase in installment loan losses in 1996 and a substantial growth in the installment loan portfolio. Thirdly, the Corporation earned $279,000 in noninterest income in 1995, compared to $241,000 in 1996. This decrease in 1996 was the result of a one-time profit on the sale of small business administration guaranteed loans in 1995.





--------------------------------------------------------------------------------

                                   (Continued)

NET INTEREST INCOME

Net interest income is the amount of interest earned on loans and securities that exceeds the interest cost of deposits and other borrowings. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities, as well as indirectly affected by noninterest-bearing liabilities and shareholders' equity totals. Additionally, the market level of interest rates and the resultant competitive rate decisions made by management can impact net interest income. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are, in turn, affected by general economic conditions and other factors beyond the Corporation's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Board of Governors of the Federal Reserve System.

Net interest income increased only $2,000 from 1995 to 1996. The net interest margin, which is net interest income divided by average earning assets, declined 41 basis points from 4.93% for 1995 to 4.52% for 1996. The margin decline was offset by increased volumes of interest-earning assets.

Total interest income increased $202,000 despite the yield on earning assets declining from 8.70% to 8.44%. Loans were the primary reason for both the increase in total interest income and the decline in yield. Interest and fees on loans increased $245,000 due to an increase in the average balance of $3,356,000 in 1996. However, the yield on loans declined from 10.12% to 9.75%. As loans are the largest component of interest-earning assets, they were the primary contributor to the decreased yield. Interest on nontaxable securities increased from $26,000 in 1995 to $91,000 in 1996 as management employed strategies to lessen the impact of the Corporation's first full year of being taxable.

Total interest expense increased by $200,000. The change was the result of average interest-bearing liabilities increasing by $3,159,000 combined with the rate paid on interest-bearing liabilities increasing by 19 basis points. Interest on time deposits made up the majority of the increase in interest expense as the average rate paid on certificates of deposits increased from 5.67% to 5.76% while average time deposits accounted for 58.7% of average total interest-bearing liabilities in 1996 compared to 55.0% in 1995.


--------------------------------------------------------------------------------


                                   (Continued)

The following tables further illustrate the impact on net interest income from changes in average balances and yields of the Corporation's assets and liabilities.

            AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME FOR THE YEARS ENDED DECEMBER 31,
            -------------------------------------------------------------------------------------------
                                      (in thousands except percentages)

                                                           1996                                  1995
                                             --------------------------------      -------------------------------
                                                          Average    Interest                   Average   Interest
                                               Average   Yield or     Earned        Average    Yield or    Earned
                                               Balance   Rate Paid    or Paid       Balance    Rate Paid   or Paid
                                               -------   ---------    -------       -------    ---------   -------

ASSETS:
INTEREST-EARNING ASSETS:
    Interest-earning deposits                $     546      5.86%    $     32      $     572      5.59%   $      32
    Federal funds sold                             468      5.56           26          1,510      5.76           87
    Securities
       Taxable                                  10,911      5.91          651         10,606      6.45          698
       Nontaxable                                1,707      6.91          118            481      6.86           33
    Loans                                       25,507      9.75        2,486         22,151     10.12        2,241
                                             ---------               --------      ---------              ---------
TOTAL INTEREST-EARNING ASSETS                   39,139      8.44        3,313         35,320      8.70        3,091
                                             ---------               --------      ---------              ---------
NONINTEREST-EARNING ASSETS:
    Cash and due from banks                      1,737                                 1,670
    Premises and equipment, net                    803                                   758
    Other real estate owned
      and repossessions                             27                                    95
    Accrued interest and other assets              552                                   428
    Less:  Allowance for loan losses              (264)                                 (279)
                                             ---------                             ---------
TOTAL NONINTEREST-EARNING ASSETS                 2,855                                 2,672
                                             ---------                             ---------

TOTAL ASSETS                                 $  41,994                             $  37,992
                                             =========                             =========

LIABILITIES AND SHAREHOLDERS EQUITY:
INTEREST-BEARING LIABILITIES:
    NOW deposits                             $   5,238      1.91          100      $   5,273      1.93          102
    Savings and money market deposits            8,485      2.92          248          8,764      2.96          259
    Time deposits:
       Under $100,000                           14,182      5.84          828         12,697      5.63          715
       Over $100,000                             5,987      5.58          334          4,507      5.79          261
    Other borrowings                               548      5.47           30             40      7.50            3
                                             ---------               --------      ---------              ---------
TOTAL INTEREST-BEARING LIABILITIES              34,440      4.47        1,540         31,281      4.28        1,340
                                             ---------               --------      ---------              ---------
NONINTEREST-BEARING LIABILITIES:
    Demand deposits                              4,036                                 3,645
    Accrued interest payable
      and other liabilities                        399                                   280
                                             ---------                             ---------
    TOTAL NONINTEREST-BEARING LIABILITIES        4,435                                 3,925
                                             ---------                             ---------

TOTAL LIABILITIES                               38,875                                35,206

TOTAL SHAREHOLDERS' EQUITY                       3,119                                 2,786
                                             ---------                             ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $  41,994                             $  37,992
                                             =========                             =========
    NET INTEREST INCOME                                              $  1,773                             $   1,751
                                                                     ========                             =========
    NET INTEREST SPREAD                                     3.97%                                 4.42%
                                                          ======                               =======
    NET YIELD ON INTEREST
      EARNING ASSETS                                        4.52%                                 4.93%
                                                          ======                               =======

Yields and amounts earned on loans include loan fees and late charges of $11,324 and $6,091 for the years ended December 31, 1996 and 1995, respectively. Nonaccruing loans are included in the daily average loan amounts outstanding. Yields on nontaxable investment securities have been computed on a fully tax equivalent basis utilizing a 34% tax rate. The historical amortized cost average balance of $11,006,000 for 1996 and $10,824,000 for 1995 was used to calculate yields for taxable securities. The average balance for securities represents the carrying value of securities. The net yield on interest-earning assets was computed by dividing net interest income by total interest-earning assets without the market value adjustment related to available-for-sale securities.

--------------------------------------------------------------------------------

                                   (Continued)

The following table presents the changes in the Corporation's interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume which cannot be segregated have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

                                                      1996 Compared to 1995                   1995 Compared to 1994
                                                       Increase/(Decrease)                     Increase/(Decrease)
                                                       -------------------                     -------------------
                                                                             (In thousands)

                                                             Change      Change                      Change      Change
                                                  Total      due to      due to           Total      due to      due to
                                                 Change      Volume       Rate           Change      Volume       Rate
                                                 ------      ------       ----           ------      ------       ----

Interest-earning deposits                       $    --     $    (1)    $      1       $    (10)   $    (10)   $     --
Federal funds sold                                  (61)        (58)          (3)            65          44          21
Securities
     Taxable                                        (47)         12          (59)           194          96          98
     Nontaxable (1)                                  85          85           --             33          33          --
Loans (2)                                           245         330          (85)           467         251         216
                                                -------     -------     --------       --------    --------    --------

        Total interest income                       222         368         (146)           749         414         335
                                                -------     -------     --------       --------    --------    --------

Deposits
NOW accounts                                         (2)         (1)          (1)            16           6          10
Savings deposits                                    (11)         (8)          (3)           (15)        (30)         15
Time deposits less than $100,000                    113          86           27            359         203         156
Time deposits greater than $100,000                  73          83          (10)           187         111          76
Other borrowings                                     27          28           (1)           (26)        (36)         10
                                                -------     -------     --------       --------    --------    --------
        Total interest expense                      200         188           12            521         254         267
                                                -------     -------     --------       --------    --------    --------

Net interest income                             $    22     $   180     $   (158)      $    228    $    160    $     68
                                                =======     =======     ========       ========    ========    ========

(1) Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.

(2) Nonaccrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

--------------------------------------------------------------------------------

                                   (Continued)

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses that management considers adequate to provide for any potential losses in the loan portfolio. A grading system is utilized for the commercial loan portfolio. The Loan Review Committee of the Board reviews, on a quarterly basis, the status of all credit relationships of $100,000 or more excluding residential mortgages and assigns or reassigns judgmental grades based on a mathematical system. The grades indicate the risk level of the loans to the Corporation and loss allowances are, in part, established from this analysis. Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet the debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, consumer automobile, home equity and credit card loans with balances less than $300,000. In addition, leases are excluded from impairment consideration. The Corporation evaluates the remaining loan portfolio and establishes loss allowances based on historical loan loss data, which the Corporation has been accumulating since its inception, as well as anticipated credit losses. At year-end 1996, the allowance had a balance of $281,142 (1.01% of total loans).

The following table sets forth the amount of loans which were on nonaccrual status, were past due 90 days or more (in payment of interest or principal), or were impaired.

                                                  Nonaccrual, Past Due and Impaired Loans at December 31,
                                                  -------------------------------------------------------
                                                                      (In thousands)
                                                                      1996            1995
                                                                      ----            ----

Nonaccrual loans                                                 $         29         $     15
Loans past due 90 days or more,
  excluding nonaccrual loans                                               40               40
Impaired loans                                                             --               --
                                                                 ------------     ------------

Total                                                            $         69     $         55
                                                                 ============     ============

The Corporation's policy for placing loans on nonaccrual status is that the Corporation will not accrue interest income on loans (other than consumer loans) which are contractually past due as to principal or interest by 60 days, unless collection is assured.

The following chart presents only those watchlist loans at December 31, 1996, that are not reported above as delinquent or nonaccrual. Watchlist loans include the majority of loans 90 days or more delinquent, all commercial loans with an internal loan grade of E (substandard) or less, and all nonaccrual loans unless the loans are well secured or in the process of collection. Additionally, loan officers may request a loan be added to the watchlist if they suspect payback problems may arise and feel the need for frequent reviews.

         Type of Loan:             Number of Loans             Watchlist Amount
         ----------------------------------------------------------------------

         Installment                     5                    $     26,860


--------------------------------------------------------------------------------

                                   (Continued)

The following table shows activity in the allowance for loan losses and pertinent ratios during the years indicated.

                                                                                       1996          1995
                                                                                          (in thousands)

                  Allowance for loan losses:

                  Balance at beginning of period                                  $        252    $        265
                  Loans charged off:
                        Commercial                                                          (7)             --
                        Real estate                                                         --              --
                        Installment                                                       (159)           (118)
                                                                                  ------------    ------------
                           Total loans charged off:                                       (166)           (118)
                                                                                  ------------    ------------
                  Recoveries of loans previously charged off:
                        Commercial                                                          --               3
                        Real estate                                                         --              --
                        Installment                                                         32              20
                                                                                  ------------    ------------
                           Total loan recoveries                                            32              23
                                                                                  ------------    ------------

                  Net loans charged off                                                   (134)            (95)
                  Provision charged to operating expense                                   163              82
                                                                                  ------------    ------------

                  Balance at end of period                                        $        281    $        252
                                                                                  ============    ============

Ratios:

Net loans charged off to average loans                                                   0.53%            0.43%
Net loans charged off to total loans at end of period                                    0.48%            0.41%
Allowance for loan losses to average loans                                               1.10%            1.14%
Allowance for loan losses to total loans at end of period                                1.01%            1.09%
Net loans charged off to allowance for loan losses at end of period                     47.69%           37.70%
Net loans charged off to provision for loan losses                                      82.21%          115.85%

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan.

                                        -----------Allocation of the Allowance for Loan Losses-----------
                                                            Percentage of                         Percentage of
                                                            Loans in Each                         Loans in Each
                                           Allowance         Category to         Allowance         Category to
                                            Amount           Total Loans          Amount           Total Loans
                                            ------           -----------          ------           -----------
                                                 December 31, 1996                    December 31, 1995
                                                 -----------------                    -----------------

Commercial                              $       7,581           37.51%        $       49,774           39.12%
Real Estate                                     2,288            9.96                 14,805           12.68
Installment                                   114,156           50.40                162,768           45.10
Credit Cards                                   10,793            2.00                 22,030            2.88
Other                                             116             .13                  2,797            0.22
Unallocated                                   146,208             N/A                      0             N/A
                                        -------------        ---------        --------------       ---------

Total Allocation                        $     281,142          100.00%        $      252,174          100.00%
                                        =============        ========         ==============       =========

--------------------------------------------------------------------------------

                                   (Continued)

NONINTEREST INCOME

Noninterest income decreased from $279,000 in 1995 to $241,000 in 1996, a 13.74% decrease. Noninterest income consists of fees on deposits and checking accounts, fees on other services and gains resulting from the sale of loans or securities. Fees on deposits and checking were on plan in 1996 and similar to 1995 levels. In 1995, the Corporation had gains on the sale of guaranteed portions of small business administration loans of approximately $35,000. No gains were recognized in 1996 as there were not similar sales.

NONINTEREST EXPENSE

These expenses are broken into three major categories which include personnel expense, occupancy expense and other operating expenses. Noninterest expense to total assets decreased from 3.62% in 1995 to 3.40% in 1996. Personnel expense increased 4.09% from 1995 to 1996, as a result of normal salary increases. Occupancy expenses increased from $225,000 in 1995 to $257,000 in 1996, a 14.53% increase. This was due primarily to expenses incurred at the Bank's new Richland Road branch in November and December of 1996. All other operating expenses decreased 16.91% from $633,000 in 1995 to $526,000 in 1996. Decreases in FDIC deposit insurance assessments and the completion of a one-time severance pay agreement were the main factors in the operating expense decrease.

INCOME TAXES

The Corporation was fully taxable for the first time in its history in 1996 resulting in an increase in federal income tax from $55,000 in 1995 to $99,000 in 1996. The Corporation reduced its effective tax rate from the statutory rate of 34% to 27.7% by investing in tax free municipal bonds.

FINANCIAL CONDITION

TOTAL ASSETS

Total assets grew from $41,744,000 on December 31, 1995 to $43,056,000 on December 31, 1996, a 3.14% increase. Management felt it prudent to slow growth in 1996 in order to maintain a strong capital to asset ratio. The loan to deposit ratio of the Corporation increased from 59.70% on December 31, 1995 to 69.86% on December 31, 1996. The goal of the Corporation is to increase this ratio to 75.00%.

LOANS

Total gross loans increased 20.33% from $23,031,000 on December 31, 1995 to $27,713,000 on December 31, 1996. Installment loans increased 34.49% from $10,386,000 in 1995 to $13,968,000 in 1996. Commercial loans increased from $9,009,000 on December 31, 1995 to $10,396,000 on December 31, 1996, a 15.39%
increase during the period. The installment loan growth was due to obtaining an increased market share of the indirect automobile loan business in Marion. Management's strategy has been to be very competitive with interest rates on high quality loans. Commercial loan growth was primarily due to local economic factors.

--------------------------------------------------------------------------------

                                   (Continued)

The Corporation's loan portfolio consists primarily of commercial and agricultural loans, consumer loans (loans to individuals for household, family and other personal expenses) and real estate loans. These categories accounted for approximately 38%, 52% and 10%, respectively, of the Corporation's total loan portfolio on December 31, 1996. The Corporation's present policy regarding diversity in the loan portfolio is based on local economic conditions and indicators in order to optimize income.

With certain exceptions the Corporation is permitted under applicable law to make loans to individual borrowers in aggregate amounts of up to 15% of the Corporation's total capital. As of December 31, 1996, the lending limit for the Corporation was approximately $482,000. The Corporation sells participations in its loans where necessary to stay within its legal lending limits.

The following is a schedule of maturities of fixed and variable rate loans, rounded to the nearest thousand, as of December 31, 1996. Fixed rate loans are placed in the proper category based upon contractual maturity. Variable rate loans are placed by next repricing date.

                                                      One              One
                                                     Year            Through       After Five
                                                    or Less        Five Years         Years            Total
                                                    -------        ----------         -----            -----

REAL ESTATE
   Variable Rate                                 $        990    $      1,771                     $      2,761

COMMERCIAL
   Fixed Rate                                             765             246                            1,011
   Variable Rate                                        8,655             730                            9,385
                                                 ------------    ------------                     ------------
   Total Commercial                                     9,420             976                           10,396

INSTALLMENT
   Fixed Rate                                           2,856           9,942     $        194          12,992
   Variable Rate                                          974               2                              976
                                                 ------------    ------------     ------------    ------------
   Total Installment                                    3,830           9,944              194          13,968

CREDIT CARDS
   Fixed Rate                                             344                                              344
   Variable Rate                                          211                                              211
                                                 ------------                                     ------------
   Total Credit Card                                      555                                              555

OTHER
   Fixed Rate                                              18                                               18
   Variable Rate                                           15                                               15
                                                 ------------    ------------     ------------    ------------
   Total Other                                             33                                               33

TOTAL ALL LOANS                                  $     14,828    $     12,691     $        194    $     27,713
                                                 ============    ============     ============    ============

   FIXED RATE                                    $      3,983    $     10,188     $        194    $     14,365
   VARIABLE                                      $     10,845    $      2,503                     $     13,348

--------------------------------------------------------------------------------

                                   (Continued)

SECURITIES

In order to maintain appropriate assets to meet the Corporation's liquidity and asset/liability management requirements, the Corporation purchases United States Treasury securities and obligations of federal agencies. Purchases of such securities, as well as sales of federal funds (short-term loans to other banks) and placement of funds in certificates of deposit with other financial institutions, are made as investments pending the utilization of funds for loans and other purposes.

The Corporation's policy is to stagger the maturities of its securities to meet the overall liquidity requirements of the Corporation. The Corporation has classified the majority of its securities portfolio as available for sale to provide flexibility should funding be required for loan demand.

During 1996, net loan balances increased $3,533,000 more than deposit balances increased. The funding for this increase was provided by maturities of securities and the sale of available for sale securities. Because the Corporation's net operating loss carryforwards were fully utilized during 1995, management increased its holdings of tax free municipal bonds in 1996 from $1,215,000 to $2,029,000.

United States Government securities may be pledged to meet security requirements imposed as a condition to receive the public funds. At December 31, 1996, the Corporation had $4,946,000 pledged to secure public deposits compared to $5,925,000 on December 31, 1995. The Corporation has no securities of an "issuer" where the aggregate carrying value of such securities exceeds ten percent of shareholders' equity.

The following tables summarize the amounts and distribution of the Corporation's securities held as of the dates indicated and the weighted average yields as of December 31, 1996 and December 31, 1995:


--------------------------------------------------------------------------------

                                   (Continued)

                                                        1996                                     1995
                                       -----------------------------------       ---------------------------------
                                        AMORTIZED        FAIR       AVERAGE      AMORTIZED       FAIR       AVERAGE
                                          COST           VALUE       YIELD         COST          VALUE       YIELD
                                          ----           -----       -----         ----          -----       -----

AVAILABLE FOR SALE
U.S. TREASURY SECURITIES:
    3 months or less                                                             $     250     $      250     4.18%
    Over 3 months through
      12 months                                                                      1,151          1,162     7.10
                                                                                 ---------     ----------  -------
    TOTAL U.S. TREASURY
      SECURITIES                                                                     1,401          1,412     6.58
                                                                                 ---------     ----------  -------

U.S. GOVERNMENT AGENCIES:
    3 months or less                   $      210    $      211       6.82%
    Over 3 months through
      12 months                                                                        250            252     6.95
    Over 1 year through 5 years             1,503         1,497       6.02           2,218          2,228     5.61
                                       ----------    ----------   --------       ---------     ----------  -------
    TOTAL U.S. GOVERNMENT
      AGENCIES                              1,713         1,708       6.12           2,468          2,480     5.74
                                       ----------    ----------   --------       ---------     ----------  -------

OTHER DEBT SECURITIES
    Over 5 years through
      10 years                                                                         346            344     6.39
                                                                                 ---------     ----------  -------

MORTGAGE-BACKED SECURITIES                  6,258         6,200       6.46           7,501          7,480     5.93
OTHER SECURITIES                              182           182       6.21             173            173     6.43
                                       ----------    ----------   --------       ---------     ----------  -------

TOTAL SECURITIES
  AVAILABLE FOR SALE                   $    8,153    $    8,090       6.38%      $  11,889     $   11,889     5.98%
                                       ==========    ==========   ========       =========     ==========  =======


--------------------------------------------------------------------------------

                                   (Continued)

                                                        1996                                     1995
                                       -----------------------------------       ---------------------------------
                                        AMORTIZED        FAIR       AVERAGE      AMORTIZED       FAIR       AVERAGE
                                          COST           VALUE       YIELD         COST          VALUE       YIELD
                                          ----           -----       -----         ----          -----       -----

HELD TO MATURITY
U.S. TREASURY SECURITIES:
    3 months or less                   $      100    $      100       6.25%
    Over 1 year through 5 years                                                  $      99     $      101     6.69%

U.S. GOVERNMENT AGENCIES:
    Over 1 year through 5 years               500           467       6.05             500            455     6.05

OBLIGATIONS OF STATES AND
  POLITICAL SUBDIVISIONS
    Over 10 years                           2,029         2,042       5.73           1,215          1,221     5.33



TOTAL SECURITIES
  HELD TO MATURITY                     $    2,629    $    2,609       5.81%      $   1,814     $    1,777     5.61%
                                       ==========    ==========   ========       =========     ==========  =======

CERTIFICATES OF DEPOSIT:
    Over 3 months through
      12 months                        $      300    $      301       5.88%      $     100     $      100     4.60%
    Over 1 year through
      5 years                                 199           201       6.20             400            403     6.11
                                       ----------    ----------   --------       ---------     ----------  -------
    TOTAL CERTIFICATES OF
      DEPOSIT                          $      499    $      502       6.01%      $     500     $      503     5.81%
                                       ==========    ==========   ========       =========     ==========  =======

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax exempt obligations has not been determined on a tax equivalent basis. Other securities consists of Federal Home Loan Bank and Independent State Bank stock that bear no stated maturities and do not reflect principal prepayment assumptions. Available for sale yields are based on amortized cost balances.

--------------------------------------------------------------------------------

                                   (Continued)

DEPOSITS

Deposits are the Corporation's primary source of funds. The Corporation can obtain additional funds when needed through the overnight purchase of federal funds to meet occasional declines in deposits, to satisfy cash reserve requirements, or for other short-term liquidity needs. At times, when the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, it increases its investment in securities, sells federal funds to other financial institutions or places funds in short-term certificates of deposit with other financial institutions. The distribution of the Corporation's deposits in terms of maturity and applicable interest rates is a primary determinant of the Corporation's cost of funds and the relative stability of its supply of funds. The maximum rates of interest which may be paid on deposits by banks have, for most accounts, been removed. Thus, most accounts are not subject to interest rate limitations and, therefore, tend to reflect current market rates of interest available to depositors at a given time. At December 31, 1996, the aggregate amount of time, savings and interest-bearing demand deposits was 89.03% of total deposits. The Corporation does not have any foreign deposits, nor does it have any material concentration of deposits.

Total deposits increased from $38,291,000 on December 31, 1995 to $39,469,000 on December 31, 1996, a 3.08% increase. Interest-bearing demand deposits increased $857,000 or 16.80% from $5,100,000 to $5,957,000 during the period. Savings account balances decreased 5.02% from $8,791,000 on December 31, 1995 to $8,350,000 on December 31, 1996. Certificates of deposit increased from $20,040,000 at the end of 1995 to $20,834,000 at the end of 1996, a 3.96%
increase. The Corporation did not aggressively pursue deposits due to its strategy of slowing growth while increasing its loan to deposit ratio.

ASSET/LIABILITY MANAGEMENT

Asset/liability management includes GAP measurement which determines, over various time periods, interest-earning assets and interest-bearing liabilities which are due to reprice at current market rates. A financial institution will have a negative interest rate sensitivity GAP for a given period of time if the amount of its interest-bearing liabilities maturing or repricing within that period is greater than the total of the interest-earning assets maturing or repricing within the same period. When interest rates increase, financial institutions with a negative interest rate sensitivity GAP will be more likely to experience increases in the cost of their liabilities faster than the corresponding yields generated by their earning assets. Following the same concept, as interest rates decrease, the cost of funds of financial institutions with a negative interest rate sensitivity GAP usually will decrease more rapidly than the yields on the earning assets. As a general rule, the same changes in interest rates will usually have the opposite effect on financial institutions structured with a positive interest rate sensitivity GAP.

Interest rate sensitivity varies with various types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which the rates change daily and loans which are tied to variable indices differ markedly from long-term securities and fixed-rate loans. Time deposits over $100,000 and money market certificates are more interest rate sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are critical to reasonable measurement of interest rate sensitivity GAP.

--------------------------------------------------------------------------------

                                   (Continued)

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are scheduled to reprice or mature in each of the indicated time periods. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were calculated in relation to the actual contractual terms of the asset or liability. The table, however, does not necessarily indicate the impact of general interest rate changes on the Corporation's net interest income in part because the repricing of certain categories of assets and liabilities is subject to competition and other factors beyond the control of the Corporation. Because of this limitation, certain assets and liabilities depicted as maturing or repricing within a specific period may in fact mature or reprice at other times and at different volumes.

INTEREST RATE SENSITIVITY GAP AS OF DECEMBER 31, 1996 (IN THOUSANDS)

                                                                            One           Over
                                               0-3          3-12          Through         Five
                                             Months        Months       Five Years        Years            Total
                                             ------        ------       ----------        -----            -----

Assets
     Loans (1)                           $    10,862    $     3,966     $    12,691    $       194      $    27,713
     Securities (1)                              310            216           1,997          8,196           10,719
     Federal funds sold                          716                                                            716
     Interest-earning deposits                                  300             199                             499
                                         -----------    -----------     -----------    -----------      -----------

Rate sensitive assets (RSA)                   11,888          4,482          14,887          8,390           39,647

Liabilities
     Interest-bearing demand (2)               5,957                                                          5,957
     Savings (2)                               8,350                                                          8,350
     Time deposits                             5,719         11,265           3,850                          20,834
                                         -----------    -----------     -----------    -----------      -----------

Rate sensitive liabilities (RSL)              20,026         11,265           3,850                          35,141
                                         -----------    -----------     -----------    -----------      -----------

Period GAP (3)                           $    (8,138)   $    (6,783)    $    11,037    $     8,390      $     4,506
                                         ===========    ===========     ===========    ===========      ===========

Cumulative GAP                           $    (8,138)   $   (14,921)    $    (3,884)   $     4,506
                                         ===========    ===========     ===========    ===========

Percentage of total assets                    (18.90)%       (34.65)%         (9.02)%        10.47%
                                         ===========    ===========     ===========    ===========

(1) Loans and mortgage-backed securities are assumed to adjust based on their contractual terms, with no assumptions as to prepayments. Securities also include Federal Home Loan Bank stock and Independent State Bank stock that have no stated maturities and have been included in the over five years category.

(2) Management has included these accounts in the 0-3 month or less time horizon based on past experience with rate adjustments on these accounts.

(3) GAP is defined as rate sensitive assets less rate sensitive liabilities and may be expressed in dollars or as a percentage.


--------------------------------------------------------------------------------

                                   (Continued)

CAPITAL RESOURCES

Shareholders' equity totaled $3,226,000 on December 31, 1996, compared to $3,057,000 on December 31, 1995. At December 31, 1996 and December 31, 1995, the ratio of shareholders' equity to assets was 7.49% and 7.32%, respectively. The Corporation and the Bank complied with the capital requirements established by Federal Reserve System at each of these dates.

Under "Prompt Corrective Action" regulations, the FDIC has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under capitalized). The Bank meets the "well capitalized" definition which requires a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, and a leverage ratio of at least 5% and the absence of any written agreement, order, or directive from a regulatory agency. "Well-capitalized" status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations.

LIQUIDITY

Liquidity management focuses on the Corporation's ability to have funds available to meet the loan and depository transaction needs of its customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits the Corporation maintains at other banks, federal funds sold and other short-term investments) totaled $2,688,000 at year-end 1996 and $3,450,000 at year-end 1995. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Corporation is a member of the Federal Home Loan Bank of Cincinnati. The fair value of securities classified as available for sale was $8,090,000 and $11,889,000 as of December 31, 1996 and December 31, 1995, respectively.

An additional measure of liquidity is the amount of loans carried in relation to total deposits. Lower ratios can indicate greater liquidity. Management's goal is to maintain a loan to deposit ratio of approximately 75%, or great enough to maximize the earnings potential of the Corporation while maintaining adequate liquidity levels. The Corporation's loan to deposit ratio on December 31, 1996 was 69.86%, up from 59.70% on December 31, 1995.

IMPACT OF INFLATION

The Corporation's balance sheet is typical of financial institutions and reflects a net positive monetary position whereby monetary assets exceed monetary liabilities. Monetary assets and liabilities are those which can be converted to a fixed number of dollars and include cash assets, securities, loans, money market instruments, deposits and borrowed funds.

During periods of inflation, a net positive monetary position may result in an overall decline in purchasing power of an entity. No clear evidence exists of a relationship between the purchasing power of an entity's net positive monetary position and its future earnings. Moreover, the Corporation's ability to preserve the purchasing power of its net positive monetary position will be partly influenced by the effectiveness of its asset/liability management program. Management does not believe that the affect of inflation on its nonmonetary assets (primarily bank premises and equipment) is material as such assets are not held for resale and significant disposals are not anticipated.

--------------------------------------------------------------------------------

                                   (Continued)

ANTICIPATED IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued by the Financial Accounting Standards Board (FASB) in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS No. 127 defers for one year the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS 125 will continue to be effective January 1, 1997. The effect on the financial statements has not yet been determined.

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements beginning with year-end 1997. SFAS No. 128 simplifies the calculation of earnings per share by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. This statement will not currently impact the Corporation as it has no common stock equivalents.



--------------------------------------------------------------------------------

ITEM 7 - FINANCIAL STATEMENTS





                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Ohio State Bancshares, Inc.
Marion, Ohio

We have audited the accompanying consolidated balance sheets of Ohio State Bancshares, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ohio State Bancshares, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            Crowe, Chizek and Company LLP

Columbus, Ohio
January 31, 1997

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------

                                                                                       1996               1995
                                                                                       ----               ----
ASSETS
Cash and due from banks                                                         $     1,972,038    $      2,089,430
Federal funds sold                                                                      716,000           1,361,000
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  2,688,038           3,450,430
Interest-earning deposits                                                               499,000             500,000
Securities available for sale                                                         8,089,532          11,889,413
Securities held to maturity (Fair value of
  $2,609,268 in 1996 and $1,776,875 in 1995)                                          2,629,280           1,814,058
Loans, net of allowance for loan losses                                              27,572,913          22,861,399
Premises and equipment, net                                                             914,569             767,618
Other real estate owned and repossessions                                                52,780              68,710
Accrued interest receivable                                                             347,580             304,384
Other assets                                                                            262,194              87,640
                                                                                ---------------     ---------------

              Total assets                                                      $    43,055,886    $     41,743,652
                                                                                ===============    ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
     Noninterest-bearing                                                        $     4,328,870    $      4,360,153
     Interest-bearing                                                                35,140,100          33,930,536
                                                                                ---------------    ----------------
         Total                                                                       39,468,970          38,290,689
Accrued interest payable                                                                236,798             236,674
Other liabilities                                                                       124,138             159,172
                                                                                ---------------    ----------------
         Total liabilities                                                           39,829,906          38,686,535


Shareholders' equity
Common stock, $10.00 par value,
  121,200 shares authorized; 121,200 shares
  issued and outstanding                                                              1,212,000           1,212,000
Additional paid-in capital                                                            1,831,227           1,831,227
Retained earnings                                                                       224,862              13,936
Unrealized loss on securities
  available for sale, net of tax                                                        (42,109)                (46)
                                                                                ---------------    ----------------
         Total shareholders' equity                                                   3,225,980           3,057,117
                                                                                ---------------    ----------------

              Total liabilities and
                shareholders' equity                                            $    43,055,886    $     41,743,652
                                                                                ===============    ================

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1996 and 1995

--------------------------------------------------------------------------------

                                                                                      1996               1995
                                                                                      ----               ----
INTEREST INCOME
     Loans, including fees                                                        $    2,486,077    $     2,240,592
     Taxable securities                                                                  651,024            698,102
     Nontaxable securities                                                                90,778             25,820
     Federal funds sold                                                                   25,522             87,230
     Certificates of deposit                                                              32,098             31,976
                                                                                  --------------    ---------------
        Total interest income                                                          3,285,499          3,083,720
INTEREST EXPENSE
     Deposits                                                                          1,509,093          1,337,415
     Other borrowings                                                                     30,427              2,502
                                                                                  --------------    ---------------
        Total interest expense                                                         1,539,520          1,339,917
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                    1,745,979          1,743,803
     Provision for loan losses                                                           163,000             82,000
                                                                                  --------------    ---------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                            1,582,979          1,661,803
NONINTEREST INCOME
     Fees for other customer services                                                    208,353            217,423
     Net realized gain on sales of securities available for sale                           7,314              3,722
     Other income                                                                         25,268             58,166
                                                                                  --------------    ---------------
        Total noninterest income                                                         240,935            279,311
NONINTEREST EXPENSE
     Salaries and employee benefits                                                      681,441            654,656
     Occupancy                                                                           257,493            224,821
     Office supplies                                                                      92,634             84,331
     FDIC and state assessments                                                            7,724             43,135
     Professional fees                                                                    47,471             40,233
     Advertising and public relations                                                     46,747             43,552
     Taxes, other than income                                                             48,874             50,304
     Loss on other real estate owned and repossessions                                    18,000             45,000
     Credit card processing expense                                                       56,385             44,593
     Insurance                                                                            30,699             28,921
     Other expenses                                                                      177,655            253,177
                                                                                  --------------    ---------------
        Total noninterest expense                                                      1,465,123          1,512,723
                                                                                  --------------    ---------------

INCOME BEFORE INCOME TAXES                                                               358,791            428,391
     Income tax expense                                                                   99,385             55,476
                                                                                  --------------    ---------------

NET INCOME                                                                        $      259,406    $       372,915
                                                                                  ==============    ===============

Net income per share                                                              $         2.14    $          3.08
                                                                                  ==============    ===============

Average shares outstanding                                                               121,200            121,200
                                                                                  ==============    ===============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1996 and 1995

--------------------------------------------------------------------------------

                                                                                   Unrealized Loss
                                                  Additional                        on Securities          Total
                                   Common           Paid in           Retained        Available        Shareholders'
                                    Stock           Capital           Earnings        for Sale            Equity
                                    -----           -------           --------        --------            ------

Balance, January 1,
  1995                        $    1,212,000     $    1,831,227    $    (322,619)   $   (334,015)   $     2,386,593

Net income                                                               372,915                            372,915

Cash dividends declared
  ($0.30 per share)                                                      (36,360)                           (36,360)

Change in unrealized
  loss on securities
  available for sale                                                                     333,969            333,969
                              --------------     --------------    -------------    ------------    ---------------

Balance, December 31,
  1995                             1,212,000          1,831,227           13,936             (46)         3,057,117

Net income                                                               259,406                            259,406

Cash dividends declared
  ($0.40 per share)                                                      (48,480)                           (48,480)

Change in unrealized
  loss on securities
  available for sale                                                                     (42,063)           (42,063)
                              --------------     --------------    -------------    ------------    ---------------

Balance, December 31,
  1996                        $    1,212,000     $    1,831,227    $     224,862    $    (42,109)   $     3,225,980
                              ==============     ==============    =============    ============    ===============

--------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1996 and 1995

--------------------------------------------------------------------------------

                                                                                         1996              1995
                                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                   $      259,406    $       372,915
     Adjustment to reconcile net income to net cash
       from operating activities:
         Depreciation and amortization                                                   100,529            103,825
         Net amortization of premiums                                                     33,209             22,781
         Gain on sale of loans                                                                              (33,876)
         Provision for loan losses                                                       163,000             82,000
         Deferred taxes                                                                   53,876            (14,159)
         Net realized gains on securities available for sale                              (7,314)            (3,722)
         Loss on other real estate owned and repossessions                                18,000             45,000
         FHLB stock dividends                                                             (9,000)            (8,100)
         Net changes in:
              Interest receivable                                                        (43,196)          (113,743)
              Interest payable                                                               124            146,906
              Other assets and liabilities                                              (241,725)            41,797
                                                                                  --------------    ---------------
         Net cash from operating activities                                              326,909            641,624

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:

         Proceeds from sales                                                           2,714,626          1,003,438
         Proceeds from maturities and principal paydowns                               2,527,337            639,953
         Purchases                                                                    (1,519,203)        (4,681,422)
     Securities held to maturity:
         Proceeds from maturities and principal paydowns                                                     64,406
         Purchases                                                                      (818,798)        (1,215,973)
     Net change in interest-earning deposits in other banks                                1,000            100,000
     Net change in loans                                                              (5,029,413)        (2,479,322)
     Proceeds from loan sales                                                                               448,820
     Purchases of premises and equipment                                                (247,480)          (177,382)
     Proceeds from sale of other real estate owned and repossessions                     152,829             89,962
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (2,219,102)        (6,207,520)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                            1,178,281          6,032,822
     Cash dividends paid                                                                 (48,480)           (36,360)
                                                                                  --------------    ---------------
         Net cash from financing activities                                            1,129,801          5,996,462
                                                                                  --------------    ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (762,392)           430,566

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         3,450,430          3,019,864
                                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $    2,688,038    $     3,450,430
                                                                                  ==============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                                                $    1,539,396    $     1,193,011
     Income taxes paid                                                                   105,527             40,000

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Ohio State Bancshares, Inc. (Corporation) and its wholly owned subsidiary, the Marion Bank (Bank). All significant intercompany transactions and balances have been eliminated in the consolidation. At the annual shareholders' meeting held on April 13, 1995, the Bank's shareholders approved a plan of reorganization whereby they would exchange their shares of Bank stock for the common stock of a bank holding company. The reorganization was consummated on May 16, 1996. The transaction represented an internal reorganization and the historical basis of assets and liabilities have been carried forward without change.

NATURE OF OPERATIONS: The Corporation's and the Bank's revenues, operating income and assets are primarily from the banking industry. Loan customers are mainly located in Marion County, Ohio and include a wide range of individuals, businesses and other organizations. A major portion of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items, although borrower cash flow may also be a primary source of repayment.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Future results could differ from these estimates. The collectibility of loans, fair values of financial instruments and the status of contingencies are particularly subject to change.

CASH FLOW REPORTING: Cash and cash equivalents are defined as cash and due from banks and federal funds sold, as well as investments with original maturities under 90 days. Net cash flows are reported for customer loan and deposit transactions and interest bearing deposits with other banks.

SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are classified as trading when held for short term periods in anticipation of market gains, and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary.

Gains and losses on sales are determined using the amortized cost of the specific security sold. Interest income includes amortization of purchase premiums and discounts.

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOANS: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs and the allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 60 days. Payments received on such loans are reported as principal reductions.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loans are reported, net, at the present value of estimated future cash flows using the loan's existing rate. Loans are evaluated for impairment when payments are delayed, typically 60 days or more, or when the internal grading system indicates a doubtful classification.

PREMISES AND EQUIPMENT: Asset cost is reported net of accumulated depreciation. Depreciation expense is calculated generally on the straight-line method over asset useful lives. These assets are reviewed for impairment under Statement of Financial Accounting Standards (SFAS) No. 121 when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed and major improvements are capitalized.

OTHER REAL ESTATE AND REPOSSESSIONS: Real estate and repossessions acquired in settlement of loans is reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition and changes in the valuation allowance are reported as net loss on other real estate owned and repossessions.


--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

EARNINGS PER SHARE: Earnings per share of common stock is based on weighted-average outstanding shares during the year.

RECLASSIFICATIONS: Some items in prior financial statements have been reclassified to conform with the current presentation.

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


  NOTE 2 - SECURITIES

  Securities at December 31 were as follows:

                                                                             1996
                                                   ---------------------------------------------------------
                                                                      Gross           Gross
                                                   Amortized       Unrealized      Unrealized          Fair
                                                     Cost             Gains          Losses            Value
                                                     ----             -----          ------            -----

AVAILABLE FOR SALE
     Obligations of U.S. government
       agencies                                 $   1,713,884    $        739     $     7,264    $   1,707,359
     Mortgage-backed securities                     6,257,609           3,872          61,148        6,200,333
                                                -------------    ------------     -----------    -------------
        Total debt securities available
          for sale                                  7,971,493           4,611          68,412        7,907,692
     Other securities                                 181,840                                          181,840
                                                -------------    ------------     -----------    -------------

        Total securities
          available for sale                    $   8,153,333    $      4,611     $    68,412    $   8,089,532
                                                =============    ============     ===========    =============

HELD TO MATURITY
     U.S. Treasury securities                   $      99,912    $        213                    $     100,125
     Obligations of U.S.
       government agencies                            500,000                     $    32,755          467,245
     Obligations of state and political
       subdivisions                                 2,029,368          21,692           9,162        2,041,898
                                                -------------    ------------     -----------    -------------

        Total securities held to
          maturity                              $   2,629,280    $     21,905     $    41,917    $   2,609,268
                                                =============    ============     ===========    =============



--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


  NOTE 2 - SECURITIES (Continued)

                                                                               1995
                                                   -----------------------------------------------------------
                                                                      Gross           Gross          Estimated
                                                   Amortized       Unrealized      Unrealized          Fair
                                                     Cost             Gains          Losses            Value
                                                     ----             -----          ------            -----

AVAILABLE FOR SALE
     U.S. Treasury securities                $     1,401,125    $    11,433     $      358     $     1,412,200
     Obligations of U.S. government
       agencies                                    2,468,456         17,583          6,334           2,479,705
     Other debt securities                           345,600                         1,290             344,310
     Mortgage-backed securities                    7,501,461         27,202         48,305           7,480,358
                                             ---------------    -----------     ----------     ---------------
        Total debt securities available
          for sale                                11,716,642         56,218         56,287          11,716,573
     Other securities                                172,840                                           172,840
                                             ---------------    -----------     ----------     ---------------

        Total securities
          available for sale                 $    11,889,482    $    56,218     $   56,287     $    11,889,413
                                             ===============    ===========     ==========     ===============

HELD TO MATURITY
     U.S. Treasury securities                $        99,078    $     1,882                    $       100,960
     Obligations of U.S.
       government agencies                           500,000                    $   45,100             454,900
     Obligations of state and political
       subdivisions                                1,214,980          9,752          3,717           1,221,015
                                             ---------------    -----------     ----------     ---------------

         Total securities held to
           maturity                          $     1,814,058    $    11,634     $   48,817     $     1,776,875
                                             ===============    ===========     ==========     ===============

Sales of available for sale securities were:

                                                                                      1996             1995
                                                                                      ----             ----

     Proceeds                                                                   $   2,714,626    $   1,003,438
     Gross gains                                                                       15,956            6,250
     Gross losses                                                                       8,642            2,528

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 2 - SECURITIES (Continued)

Contractual maturities of securities at December 31, 1996 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                        Held-to-maturity securities             Available-for-sale securities
                                        ---------------------------             -----------------------------
                                        Amortized          Fair                  Amortized         Fair
                                          Cost             Value                   Cost            Value
                                          ----             -----                   ----            -----

Due in one year or less              $      99,912    $     100,125          $     209,975     $     210,714
Due from one to five years                 500,000          467,245              1,503,909         1,496,645
Due after ten years                      2,029,368        2,041,898
Mortgage-backed                                                                  6,257,609         6,200,333
Other securities                                                                   181,840           181,840
                                     -------------    -------------          -------------     -------------
                                     $   2,629,280    $   2,609,268          $   8,153,333     $   8,089,532
                                     =============    =============          =============     =============

Securities with carrying values of $4,946,000 and $5,925,000 at December 31, 1996 and 1995 were pledged to secure public deposits and for other purposes.

During 1995, $325,000 of securities were reclassified from held to maturity to available for sale based on new interpretations issued for SFAS No. 115. The unrealized gain at the time the securities were transferred was approximately $18,000.

NOTE 3 - LOANS

December 31 loans were as follows:

                                                            1996                1995
                                                            ----                ----

         Commercial                                    $    10,395,804    $      9,009,212
         Installment                                        13,967,939          10,386,065
         Real estate                                         2,761,119           2,920,096
         Credit card                                           554,928             663,544
         Other                                                  33,708              51,874
                                                       ---------------    ----------------
                                                            27,713,498          23,030,791
        Net deferred loan costs                                140,557              82,782
        Allowance for loan losses                             (281,142)           (252,174)
                                                       ---------------    ----------------
                                                       $    27,572,913    $     22,861,399
                                                       ===============    ================


--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


  NOTE 3 - LOANS (Continued)

  Activity in the allowance for loan losses was as follows:

                                                                              1996              1995
                                                                              ----              ----

         Beginning balance                                               $      252,174     $      265,489
         Loans charged off                                                     (165,534)          (118,755)
         Recoveries of previous charge-offs                                      31,502             23,440
         Provision for loan losses                                              163,000             82,000
                                                                         --------------     --------------
         Ending balance                                                  $      281,142     $      252,174
                                                                         ==============     ==============

As of and for the years ended December 31, 1996 and 1995, the Corporation had no loans for which impairment was required to be evaluated on an individual basis. Loans on which the accrual of interest has been discontinued because circumstances indicate that collection is questionable amounted to $29,147 and $15,476 at December 31, 1996 and 1995.

Loans with carrying values of $154,899 and $84,010 were transferred to other real estate owned and repossessions in 1996 and 1995.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 were as follows:

                                                               1996             1995
                                                               ----             ----

         Land                                            $      115,875     $      115,875
         Premises                                               415,079            415,079
         Equipment                                            1,279,995          1,075,123
         Building improvements                                  104,273             65,917
                                                         --------------     --------------
              Total cost                                      1,915,222          1,671,994
         Less accumulated depreciation                       (1,000,653)          (904,376)
                                                         --------------     --------------
                                                         $      914,569     $      767,618
                                                         ==============     ==============

The Bank's new branch is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years of the lease, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. Rental expense was $2,708 in 1996.

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 4 - PREMISES AND EQUIPMENT (Continued)

Rental commitments under noncancelable operating leases are:

                           1997                             $     38,748
                           1998                                   38,748
                           1999                                   38,748
                           2000                                   38,748
                           2001                                   38,883
                           Thereafter                            638,460
                                                            ------------
                                                            $    832,335
                                                            ============

NOTE 5 - DEPOSITS

At December 31, total interest-bearing deposits are comprised of the following classifications:

                                                                   1996                1995
                                                                   ----                ----

         Demand                                               $     5,956,981    $      5,099,946
         Savings                                                    8,349,565           8,790,740
         Time:
              In denominations under $100,000                      14,665,983          13,884,961
              In denominations of $100,000 or more                  6,167,571           6,154,889
                                                              ---------------    ----------------

         Total interest-bearing deposits                      $    35,140,100    $     33,930,536
                                                              ===============    ================

At December 31, 1996, stated maturities of time deposits were:

                           1997                                $     16,983,902
                           1998                                       1,948,705
                           1999                                       1,606,295
                           2000                                         294,652
                                                               ----------------
                                                               $     20,833,554
                                                               ================

Following is a summary of certificates of deposit of $100,000 or more by remaining maturities:

                                                                December 31,
                                                                ------------
                                                           1996               1995
                                                           ----               ----

         Three months or less                         $    1,615,757     $    1,207,737
         Three through six months                          2,317,897          2,584,065
         Six through twelve months                         1,933,917          1,420,000
         Over twelve months                                  300,000            943,087
                                                      --------------     --------------

              Totals                                  $    6,167,571     $    6,154,889
                                                      ==============     ==============


--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 6 - BORROWINGS

Federal funds purchased and a line of credit from the Federal Home Loan Bank are financing arrangements. Information concerning borrowings is summarized as follows:

                                                                  1996               1995
                                                                  ----               ----

     Maximum month-end balance during the year               $    1,000,000     $    1,000,000
     Average month-end balance during the year                      548,376             39,693
     Average interest rate during the year                             5.47%              7.50%

The Bank's maximum line of credit with the Federal Home Loan Bank of Cincinnati was $2,100,000 and $1,932,000, at December 31, 1996 and 1995, respectively. No borrowings were outstanding on this line of credit as of December 31, 1996 or 1995. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Corporation provides a profit sharing plan which covers substantially all employees. Eligible employees may contribute up to 15% of their compensation subject to a maximum statutory limitation. The Corporation matches 50% of all employee contributions not to exceed 6% of the participant's base compensation. In addition, the Corporation may make an additional discretionary contribution allocated to all eligible participants on the basis of compensation. Contributions by the Corporation were $15,100 and $14,300 for the years ended December 31, 1996 and 1995.





--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES

                                                               1996             1995
                                                               ----             ----

         Current                                         $       45,509     $       69,635
         Deferred                                                53,876             62,996
         Change in valuation allowance                                             (77,155)
                                                         --------------     --------------
                                                         $       99,385     $       55,476
                                                         ==============     ==============

The sources of gross deferred tax assets and gross deferred tax liabilities at December 31 are as follows:

                                                                               1996             1995
                                                                               ----             ----

         Items giving rise to deferred tax assets
              Allowance for loan losses                                  $       61,486     $       51,008
              Net operating loss carry forward                                    9,894
              Leases                                                                                 8,586
              Unrealized loss on securities
                available for sale                                               21,692                 23
              Other                                                               1,587              8,279
                                                                         --------------     --------------
                  Total deferred tax assets                                      94,659             67,896

         Items giving rise to deferred tax liabilities
              Depreciation                                                      (24,879)           (11,218)
              Leases                                                                (27)
              Accrual to cash conversion                                        (76,928)           (33,353)
              Other                                                             (10,850)            (9,143)
                                                                         --------------     --------------
                  Total deferred tax liabilities                               (112,684)           (53,714)
                                                                         --------------     --------------

              Net deferred tax asset (liability)                         $      (18,025)    $       14,182
                                                                         ==============     ==============

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax to income before taxes is as follows:

                                                                                  1996            1995
                                                                                  ----            ----

         Income tax expense at the statutory
           federal tax rate                                                  $    121,989     $    145,653
         Tax exempt interest                                                      (26,548)          (7,594)
         Other items                                                                3,944           (5,428)
         Change in valuation allowance                                                             (77,155)
                                                                             ------------     ------------

              Total provision for income taxes                               $     99,385     $     55,476
                                                                             ============     ============


--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------



  NOTE 9 - RELATED PARTIES

Certain directors, executive officers and companies with which they are affiliated were loan customers during 1996. Following is an analysis of such loans:

                  Total loans at January 1, 1996                $       276,054
                  New loans                                             365,090
                  Repayments                                            (95,129)
                                                                ---------------
                      Total loans at December 31, 1996          $       546,015
                                                                ===============


NOTE 10 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTIGENCIES

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material affect on the financial condition or results of operations.

At December 31, 1996 and 1995, reserves of $313,000 and $279,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Included in cash and cash equivalents at December 31, 1996 and December 31, 1995 was approximately $1,547,000 and $2,743,000, respectively, on deposit with the Independent State Bank of Ohio.

Some financial instruments are used in the normal course of business to meet the financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer's performance to a third party.


--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTIGENCIES

  (Continued)

Commitments to extend credit (primarily in the form of undisbursed portions of approved lines of credit) consist primarily of variable rate commitments. The interest rates on these commitments ranged from 5.9% to 10.9% at December 31, 1996 and 6.2% to 11.1% at December 31, 1995. Outstanding commitments for credit cards had rates ranging from 14.25% to 16.75% at December 31, 1996 and 15.9% to 17.9% at December 31, 1995. Of the total outstanding balances on credit cards at December 31, 1996, 62% were fixed rate and 38% were variable rate and at December 31, 1995, 58% were fixed rate and 42% were variable rate.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at December 31, follows:

                                                         1996              1995
                                                         ----              ----

         Commitments to extend credit              $    3,770,000     $    1,469,000
         Credit card arrangements                       1,010,000            916,000


NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and cash equivalents, demand and savings deposits, accrued interest and variable rate loans or deposits that reprice frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The fair value of off-balance-sheet items is based on the fees or cost that would currently be charged to enter into or terminate such arrangements and are not material.




--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated December 31 fair values of financial instruments were:

                                                        1996                                 1995
                                                        ----                                 ----

                                             Carrying           Fair              Carrying            Fair
                                              Amount            Value              Amount             Value
                                              ------            -----              ------             -----

Financial assets
     Cash and cash equivalents           $    2,688,038    $    2,688,038     $     3,450,430   $    3,450,430
     Interest-earning deposits                  499,000           501,860             500,000          503,075
     Securities available for sale            8,089,532         8,089,532          11,889,413       11,889,413
     Securities held to maturity              2,629,280         2,609,268           1,814,058        1,776,875
     Loans receivable, net                   27,572,913        27,511,265          22,861,399       22,713,128
     Accrued interest receivable                347,580           347,580             304,384          304,384

Financial liabilities
     Demand and savings
       deposits                             (18,635,416)      (18,635,416)        (18,250,839)     (18,250,839)
     Time deposits                          (20,833,554)      (20,963,699)        (20,039,850)     (20,233,369)
     Accrued interest payable                  (236,798)         (236,798)           (236,674)        (236,674)


NOTE 12 - REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.


--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 12 - REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                                                     Capital to risk-
                                                                      weighted assets
                                                                      ---------------            Tier 1 capital
                                                                   Total            Tier 1      to average assets
                                                                   -----            ------      -----------------

         Well capitalized                                           10%               6%               5%
         Adequately capitalized                                      8%               4%               4%
         Undercapitalized                                            6%               3%               3%

At December 31, 1996, actual capital levels for the Bank (in thousands) and minimum required levels were:

                                                                                           Minimum Required
                                                                                              To Be Well
                                                                Minimum Required           Capitalized Under
                                                                   For Capital             Prompt Corrective
                                            Actual              Adequacy Purposes         Action Regulations
                                            ------              -----------------         ------------------
                                      Amount      Ratio        Amount       Ratio          Amount       Ratio
                                      ------      -----        ------       -----          ------       -----

1996
Total capital (to risk weighted
  assets)                            $  3,499    11.4%        $   2,446     8.0%         $   3,058      10.0%

Tier 1 capital (to risk weighted
  assets)                            $  3,218    10.5%        $   1,223     4.0%         $   1,835       6.0%

Tier 1 capital (to average assets)   $  3,218     7.4%        $   1,729     4.0%         $   2,161       5.0%

1995
Total capital (to risk weighted
  assets)                            $  3,310    12.8%        $   2,062     8.0%         $   2,578      10.0%

Tier 1 capital (to risk weighted
  assets                             $  3,057    11.9%        $   1,031     4.0%         $   1,547       6.0%

Tier 1 capital (to average assets)   $  3,057     8.0%            1,519     4.0%         $   1,899       5.0%

At December 31, 1996 and 1995, the Bank was categorized as well capitalized.


--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

--------------------------------------------------------------------------------


  NOTE 13 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Earnings for Ohio State Bancshares, Inc., for 1996 include its equity in the earnings of the Bank for the period beginning May 16, 1996, the effective date of the holding company formation. The following are condensed parent company only financial statements for Ohio State Bancshares, Inc.

                             CONDENSED BALANCE SHEET
                                December 31, 1996

                                                              1996
                                                              ----
Assets:

Cash and cash equivalents                                $         469
Investment in bank subsidiary                                3,176,164
Organizational costs, net                                       43,972
Other assets                                                     5,375
                                                         -------------
Total assets                                             $   3,225,980
                                                         =============

Shareholders' equity                                     $   3,225,980
                                                         =============

                         CONDENSED STATEMENTS OF INCOME
                           May 16 - December 31, 1996

                                                                       1996
                                                                       ----
Dividends from bank subsidiary                                    $     107,240
                                                                  -------------
      Total income                                                      107,240

Total expense                                                            10,559
                                                                  -------------

Income before income tax and equity in undistributed net income          96,681
Income tax benefit                                                        1,615
Equity in undistributed net income of subsidiary                        102,378
                                                                  -------------
Net income                                                        $     200,674
                                                                  =============



--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995




       NOTE 13 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS

                           May 16 - December 31, 1996

                                                                                                      1996
                                                                                                 -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                                 $     200,674
      Adjustments:
          Equity in undistributed net income
            of subsidiary                                                                             (102,378)
          Change in other assets                                                                       (55,155)
          Amortization                                                                                   5,808
                                                                                                 -------------
               Net cash from operating activities                                                       48,949

CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends                                                                                        (48,480)
                                                                                                 -------------
          Net cash from financing activities                                                           (48,480)
                                                                                                 -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                    469

CASH AT BEGINNING OF PERIOD                                                                                  0
                                                                                                 -------------
CASH AT END OF PERIOD                                                                            $         469
                                                                                                 =============


--------------------------------------------------------------------------------

                                   (Continued)

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure have occurred during the two most recent fiscal year.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning Directors and Executive Officers of the Corporation appears on pages 3 and 4 under the captions Continuing Directors and Nominees in the Corporation's Definitive Proxy Statement dated March 21, 1997 for the Annual Meeting of Shareholders to be held on April 10, 1997 and is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on page 6 under the captions Executive Compensation and Other Information in the Corporation's Definitive Proxy Statement dated March 21, 1997 for the Annual Meeting of Shareholders to be held on April 10, 1997 and is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is contained on pages 3 and 4 under the captions Continuing Directors and Nominees in the Corporation's Definitive Proxy Statement dated March 21, 1997 for the Annual Meeting of Shareholders to be held on April 10, 1997 and is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on page 8 under the caption Certain Transactions in the Corporation's Definitive Proxy Statement dated March 21, 1997 for the Annual Meeting of Shareholders to be held on April 10, 1996 and is incorporated herein by reference.


--------------------------------------------------------------------------------

                                   (Continued)

ITEM 13 - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)     EXHIBITS

                                                                                          Reference to
  Regulation S-B                                                                          Prior Filing
      Exhibit                                                                            Exhibit Number
      Number                           Description of Document                           Attached Hereto
      ------                           -----------------------                           ---------------

        3.1                     Amended Articles of Incorporation of
                                  the Corporation                                           *      1

        3.2                     Code of Regulations of the
                                  Corporation                                               *      2

        4                       Form of Shares Certificate of Common
                                  Shares                                                    *      3

       10.1                     Lease Agreement Between Henney and
                                  Cooper, Inc. and The Marion Bank for
                                  New Branch on Richland Road in
                                  Marion, Ohio                                            **       4

       10.2                     Executive Indexed Salary Continuation
                                  Plan Agreement                                          **       5

       21                       Subsidiaries of the Registrant                            **       6

       27                       Financial Data Schedule                                   **       7

       99                       Safe Harbor under the Private Securities
                                  Litigation Reform Act of 1995                           **       8

* Indicates documents which have been previously filed as part of the Issuer's Registration Statement Under the Securities Act of 1933 on Form S-4 (file number 33-75866) dated April 18, 1994 and amended and declared effective April 16, 1995. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request from the Issuer.

** The indicated exhibit has been filed as separate pages of the 1996 Form 10-KSB and is available to shareholders upon request.

(b)     REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OHIO STATE BANCSHARES, INC.

     MARCH 7, 1997                          By:    /S/GARY E. PENDLETON
--------------------                           ---------------------------------
           Date                                    Gary E. Pendleton, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 7, 1997.

              Signatures                                                   Signatures
              ----------                                                   ----------

     /s/GARY E. PENDLETON                                                /s/THEODORE L. GRAHAM
-----------------------------------------------                    ---------------------------------
Gary E. Pendleton                                                  Theodore L. Graham
President and Chief Executive Officer                              Director

     /s/WILLIAM H. HARRIS                                                /s/LLOYD L. JOHNSTON
-----------------------------------------------                    ---------------------------------
William H. Harris                                                  Lloyd L. Johnston
Executive Vice President and Cashier, Principal                    Director
Financial Officer, Principal Accounting Officer
and Director

     /s/FRED K. WHITE                                                    /s/F. WINTON LACKEY
-----------------------------------------------                    ---------------------------------
Fred K. White                                                      F. Winton Lackey
Director, Chairman of the Board                                    Director

     /s/SAMUEL J. BIRNBAUM                                               /s/THURMAN R. MATHEWS
-----------------------------------------------                    ---------------------------------
Samuel J. Birnbaum                                                 Thurman R. Mathews
Director                                                           Director

     /s/JOHN E. BALDAUF                                                  /s/JOHN OWENS
-----------------------------------------------                    ---------------------------------
John E. Baldauf                                                    John Owens
Director                                                           Director

     /s/LOIS J. FISHER
-----------------------------------------------
Lois J. Fisher
Director

--------------------------------------------------------------------------------

                             BOARD OF DIRECTORS (1)

Fred K. White - Chairman...................    Division Manager, Ohio Edison
                                               Marion, Ohio

Gary E. Pendleton..........................    President and CEO of
                                               The Marion Bank
                                               Marion, Ohio

Samuel J. Birnbaum.........................    Director of Real Estate,
                                               Lodgekeeper, Inc.
                                               Prospect, Ohio

John E. Baldauf............................    President, Baldauf Construction
                                               Co, Inc.
                                               Marion, Ohio

Lois J. Fisher ............................    Owner, Harding Motor Lodge
                                               Marion, Ohio

Theodore L. Graham.........................    Managing Partner, Graham
                                               Investment Co.
                                               Marion, Ohio

William H. Harris..........................    Executive Vice President and
                                               Cashier, The Marion Bank
                                               Marion, Ohio

Lloyd L. Johnston..........................    President, Johnston Supply
                                               Company
                                               Marion, Ohio

F. Winton Lackey...........................    President, Mid-Ohio Packaging
                                               Marion, Ohio

Thurman R. Matthews........................    Owner, Mathews-Kennedy Ford/
                                               Lincoln Mercury
                                               Marion, Ohio

John Owens     ............................    Retired Owner, Owens Electric
                                               Marion, Ohio

(1)    All are Directors of Ohio State Bancshares, Inc. and The Marion Bank


--------------------------------------------------------------------------------

OHIO STATE BANCSHARES, INC.

EXECUTIVE OFFICERS

Fred K. White, Chairman of the Board
Gary E. Pendleton, President and Chief Executive Officer
William H. Harris, Secretary/Treasurer

THE MARION BANK OFFICERS

EXECUTIVE OFFICERS

Gary E. Pendleton, President and Chief Executive Officer
William H. Harris, Executive Vice President and Cashier
Kevin C. Smith, Senior Vice President

TRANSFER AGENT, REGISTRAR & DIVIDEND DISBURSING AGENT

The Marion Bank
111 South Main Street
Marion, Ohio  43302
(614) 387-2265

ANNUAL MEETING

The annual shareholders' meeting will be held Thursday, April 10, 1997, at 5:00 p.m. in the main office of The Marion Bank, 111 South Main Street, Marion, Ohio.


--------------------------------------------------------------------------------