Form 10QSB
period 1997-03-31
OHIO STATE BANCSHARES INC
filed 1997-05-15
CIK 919644

                                  FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 1997


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transaction period from _____ to _____.


                      Commission file number:      0-28648
                                                   -------

                         Ohio State Bancshares, Inc.
           -------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



                Ohio                             34-1579601
----------------------------------  ---------------------------------------
  (State or other jurisdiction of   (I.R.S. Employer Identification Number)
 incorporation or organization)


                   111 South Main Street, Marion, Ohio  43302
                   ------------------------------------------
                    (Address of principal executive offices)

                               (614) 387-2265
                         -----------------------------
                        (Registrant's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X     No
           ---       ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Common stock, $10.00 par value                       Outstanding at May 9, 1997
                                                     121,200 common shares

Transitional small business disclosure format (check one)

Yes         No  X
    ---        ---

                          OHIO STATE BANCSHARES, INC.
                                  FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1997




                         Part I - Financial Information



     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)                        Page
                                                                      ----

     Condensed Consolidated Balance Sheets .........................     3

     Condensed Consolidated Statements of Income ...................     4

     Condensed Consolidated Statements of Changes in
     Shareholders' Equity ..........................................     5

     Condensed Consolidated Statements of Cash Flows ...............     6

     Notes to the Consolidated Financial Statements ................     7


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS ...........................................    14


                         Part II - Other Information


     Other Information .............................................    18

     Signatures ....................................................    19

                          OHIO STATE BANCSHARES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                                                   March 31,        December 31,
                                                                     1997               1996
                                                                  -----------       ------------
ASSETS
Cash and due from banks                                            $2,324,702        $ 1,972,038
Federal funds sold                                                    538,000            716,000
                                                                  -----------        -----------
    Total cash and cash equivalents                                 2,862,702          2,688,038
Interest-earning deposits in other banks                              499,000            499,000
Securities available for sale                                       8,522,106          8,089,532
Securities held to maturity (Fair value of $2,504,939 at
 March 31, 1997 and $2,609,268 at December 31, 1996)                2,528,058          2,629,280
Loans, net of allowance for loan losses                            28,228,244         27,572,913
Premises and equipment, net                                           900,204            914,569
Other real estate owned and repossessions                                 730             52,780
Accrued interest receivable                                           295,401            347,580
Other assets                                                          296,998            262,194
                                                                  -----------        -----------
            Total assets                                          $44,133,443        $43,055,886
                                                                  ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
    Noninterest-bearing                                            $4,288,984        $ 4,328,870
    Interest-bearing                                               34,676,407         35,140,100
                                                                  -----------        -----------
        Total                                                      38,965,391         39,468,970
    Borrowed funds                                                  1,500,000
    Accrued interest payable                                          230,439            236,798
    Other liabilities                                                 175,676            124,138
                                                                  -----------        -----------
        Total liabilities                                          40,871,506         39,829,906

Shareholders' equity
Common stock ($10.00 par value; 121,200
 shares authorized; 121,200 shares issued and outstanding)          1,212,000          1,212,000
Additional paid-in capital                                          1,831,227          1,831,227
Retained earnings                                                     299,378            224,862
Unrealized loss on securities
 available for sale, net of tax                                       (80,668)           (42,109)
                                                                  -----------        -----------
        Total shareholders' equity                                  3,261,937          3,225,980
                                                                  -----------        -----------

            Total liabilities and shareholders' equity            $44,133,443        $43,055,886
                                                                  ===========        ===========




          See accompanying notes to consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                         Three Months Ended
                                                                              March 31,
                                                                           ---------------
                                                                        1997            1996
                                                                     ----------      -----------
INTEREST INCOME
    Loans, including fees                                            $  673,342      $   565,591
    Interest on securities
    Taxable securities                                                  136,582          187,935
    Nontaxable securities                                                27,650           16,217
    Other                                                                 9,922           21,055
                                                                     ----------      -----------
        Total interest income                                           847,496          790,798

INTEREST EXPENSE
    Deposits                                                            376,331          381,137
    Other borrowings                                                      4,768               86
                                                                     ----------      -----------
        Total interest expense                                          381,099          381,223
                                                                     ----------      -----------

NET INTEREST INCOME                                                     466,397          409,575
Provision for loan losses                                                28,000           35,000
                                                                     ----------      -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                        438,397          374,575

NONINTEREST INCOME
    Fees for other customer services                                     49,327           48,400
    Net realized gain on sales of securities available for sale                            3,438
    Other income                                                          8,986           15,796
                                                                     ----------      -----------
            Total noninterest income                                     58,313           67,634

NONINTEREST EXPENSE
    Salaries and employee benefits                                      165,812          180,999
    Occupancy expense                                                    88,187           65,891
    Office supplies                                                      20,932           25,719
    FDIC and state assessments                                            3,430            2,633
    Taxes other than income                                              11,705           13,748
    Legal and accounting                                                 13,410           12,141
    Advertising and public relations                                     19,577            9,098
    Loss on other real estate owned and repossessions                     9,000           12,000
    Insurance                                                             6,365            8,684
    Credit card processing expense                                       12,671           14,622
    Other expenses                                                       44,105           42,153
                                                                     ----------      -----------
            Total noninterest expense                                   395,194          387,688
                                                                     ----------      -----------

Income before federal income taxes                                      101,516           54,521
Income taxes                                                             27,000           18,000
                                                                     ----------      -----------

NET INCOME                                                           $   74,516      $    36,521
                                                                     ==========      ===========

Earnings per common share                                            $      .61      $       .30
                                                                     ==========      ===========

Weighted average shares outstanding                                     121,200          121,200
                                                                     ==========      ===========




        See accompanying notes to the consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (Unaudited)




                                                   Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                    1997        1996
                                                 ----------  ----------

        Balance at beginning of period           $3,225,980  $3,057,117

        Net income                                   74,516      36,521

        Change in unrealized loss on securities
         available for sale                         (38,559)    (56,593)
                                                 ----------  ----------

        Balance at end of period                 $3,261,937  $3,037,045
                                                 ==========  ==========



        See accompanying notes to the consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                                     Three Months Ended
                                                                         March 31,
                                                                        -----------
                                                                     1997             1996
                                                                -------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES                             $    $74,516     $    36,521
   Net income
   Adjustments to reconcile net income to net cash from
    operating activities
       Net amortization of premiums                                     5,163            (536)
       Provision for loan losses                                       28,000          35,000
       Depreciation and amortization                                   31,904          26,889
       Net realized gains on securities available for sale                             (3,438)
       Federal Home Loan Bank stock dividend                           (2,400)         (2,200)
       Loss on sale of other real estate owned and repossessions        9,000          12,000
       Change in accrued interest receivable                           52,179         (84,180)
       Change in accrued interest payable                              (6,359)          9,790
       Change in other assets and other liabilities                    36,598         (97,660)
                                                                 ------------     -----------
           Net cash from operating activities                         228,601         (67,814)

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available for sale
       Purchases                                                     (879,500)     (1,508,557)
       Proceeds from maturities and principal paydowns                386,962         939,248
       Proceeds from sales                                                            503,438
   Securities held to maturity
       Purchases                                                                     (262,610)
       Proceeds from maturities and principal paydowns                100,000
   Net change in interest-earning deposits in other banks                             (99,000)
   Net change in loans                                               (702,431)       (107,341)
   Proceeds from sale of other real estate owned and
    repossessions                                                      62,150          50,889
   Purchases of premises and equipment                                (17,539)         (8,268)
                                                                 ------------     -----------
           Net cash from investing activities                      (1,050,358)       (492,201)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposit accounts                                    (503,579)       (673,850)
   Net change in borrowed funds                                     1,500,000
                                                                 ------------     -----------
       Net cash from financing activities                             996,421        (673,850)
                                                                 ------------     -----------

Net change in cash and cash equivalents                               174,664      (1,233,865)

Cash and cash equivalents at beginning of period                    2,688,038       3,450,430
                                                                 ------------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  2,862,702     $ 2,216,565
                                                                 ============     ===========



        See accompanying notes to the consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at March 31, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and therefore do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 1996 included in its 1996 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to financial statements contained in the 1996 annual report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB.

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

OSB's and the Bank's revenues, operating income and assets are primarily from the banking industry. Loan customers are mainly located in Marion County, Ohio and include a wide range of individuals, businesses and other organizations. A major portion of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items, although borrower cash flow may also be a primary source of repayment.

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

For the three months ended March 31, 1997 and 1996, OSB paid interest of $387,458 and $371,433, respectively, and income taxes of $0 and $50,927, respectively. Noncash transfers from loans to other real estate owned and repossessions totaled $19,100 for the three months ended March 31, 1997 and $23,129 for the three months ended March 31, 1996.


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

Statement of Financial Accounting Standards ("SFAS") No 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS No. 127 defers for one year the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS 125 will continue to be effective January 1, 1997. SFAS No. 125 did not have a material impact on OSB's financial statements.

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation. This statement will not impact OSB as the Company has no common stock equivalents at the present time.


                                  (Continued)

                          OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





NOTE 2 - SECURITIES

Securities at March 31, 1997 and December 31, 1996 were as follows:


                                                   March 31, 1997
                                   ----------------------------------------------
                                                 Gross       Gross
                                   Amortized   Unrealized  Unrealized     Fair
                                      Cost       Gains       Losses      Value
                                   ----------  ----------  ----------  ----------

AVAILABLE FOR SALE

U.S. Treasury securities           $  349,515              $    3,202  $  346,313
Obligations of U.S.
 government agencies                2,003,578                  32,133   1,971,445
Mortgage-backed securities          6,077,067  $    2,772      89,731   5,990,108
                                   ----------  ----------  ----------  ----------
  Total debt securities available
   for sale                         8,430,160       2,772     125,066   8,307,866
Other securities                      214,240                             214,240
                                   ----------  ----------  ----------  ----------
  Total securities
   available for sale              $8,644,400  $    2,772  $  125,066  $8,522,106
                                   ==========  ==========  ==========  ==========

HELD TO MATURITY

Obligation of U.S.
 government agencies               $  500,000              $   25,705  $  474,295
Obligations of states and
 political subdivisions             2,028,058  $   14,382      11,796   2,030,644
                                   ----------  ----------  ----------  ----------
  Total securities held
   to maturity                     $2,528,058  $   14,382  $   37,501  $2,504,939
                                   ==========  ==========  ==========  ==========



                                                          December 31, 1996
                                    -----------------------------------------------------------------
                                                          Gross         Gross
                                    Amortized           Unrealized    Unrealized           Fair
                                      Cost                Gains         Losses             Value
                                    ---------         --------------  ----------       -------------

AVAILABLE FOR SALE

Obligations of U.S.
 government agencies                $ 1,713,884       $        739    $    7,264       $   1,707,359
Mortgage-backed securities            6,257,609              3,872        61,148           6,200,333
                                    -----------       ------------    ----------       -------------
 Total debt securities available
  for sale                            7,971,493              4,611        68,412           7,907,692
Other securities                        181,840                                              181,840
                                    -----------       ------------    -----------      -------------
Total securities available
  for sale                          $ 8,153,333       $     4,611     $    68,412      $   8,089,532
                                    ===========       ============    ===========      =============



                                  (Continued)

                          OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





NOTE 2 - SECURITIES (Continued)


                                                 December 31, 1996
                                 --------------------------------------------------
                                               Gross         Gross
                                 Amortized   Unrealized    Unrealized       Fair
                                    Cost       Gains         Losses         Value
                                 ----------   -------       -------      ----------
   HELD TO MATURITY

   U.S. Treasury securities     $   99,912   $   213                     $  100,125
   Obligation of U.S.
    government agencies            500,000                 $32,755          467,245
   Obligations of states and
    political subdivisions       2,029,368    21,692         9,162        2,041,898
                                ----------   -------       -------       ----------
     Total securities held
      to maturity               $2,629,280   $21,905       $41,917       $2,609,268
                                ==========   =======       =======       ==========


No securities classified as available for sale were sold during the three months ended March 31, 1997. Proceeds from sales of securities classified as available for sale were $503,438 during the three months ended March 31, 1996. Gross gains of $3,438 were realized on those sales in 1996.

The amortized cost and fair values of securities at March 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.


                                Available-for-Sale Securities     Held-to-Maturity Securities
                                --------------------------------  ---------------------------
                                 Amortized          Fair           Amortized         Fair
                                    Cost            Value            Cost            Value
                                -----------      -----------      -----------     -----------
Due in one to five years        $ 2,353,093      $ 2,317,758      $   500,000     $   474,295
Due in five years to ten years                                        464,930         470,677
Due after ten years                                                 1,563,128       1,559,967
Mortgage-backed securities        6,077,067        5,990,108
Other securities                    214,240          214,240
                                -----------      -----------      -----------     -----------

                                $ 8,644,400      $ 8,522,106      $ 2,528,058     $ 2,504,939
                                ===========      ===========      ===========     ===========


Securities with a carrying value of approximately $4,644,000 at March 31, 1997 and $4,946,000 at December 31, 1996 were pledged to secure deposits and for other purposes.


                                  (Continued)

                          OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





NOTE 3 - LOANS

Loans at March 31, 1997 and December 31, 1996 were as follows:


                                   March 31, 1997             December 31, 1996
                                   --------------             -----------------
     Commercial                     $10,142,271                  $10,395,804
     Installment                     14,608,372                   13,967,939
     Real estate                      3,012,493                    2,761,119
     Credit card                        562,245                      554,928
     Other                               29,694                       33,708
                                    -----------                  -----------
                                     28,355,075                   27,713,498
     Net deferred loan costs            161,436                      140,557
     Allowance for loan losses         (288,267)                    (281,142)
                                    -----------                  -----------
                                    $28,228,244                  $27,572,913
                                    ===========                  ===========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three months ended March 31, 1997 and 1996 was as follows:

                                        1997                        1996
                                        ----                        ----

     Balance - January 1             $  281,142                  $  252,174
     Loans charged off                  (30,111)                    (36,045)
     Recoveries                           9,236                       7,426
     Provision for loan losses           28,000                      35,000
                                     ----------                  ----------

     Balance - March 31              $  288,267                  $  258,555
                                     ==========                  ==========


Loans considered impaired under the provisions of SFAS No. 114 were not material as of or during the three months ended March 31, 1997 and 1996. Loans on which the accrual of interest has been discontinued because circumstances indicate that collection is questionable amounted to $71,383 and $29,147 at March 31, 1997 and December 31, 1996, respectively.

Loans with carrying values of $19,100 and $154,899 were transferred to other real estate owned and repossessions at March 31, 1997 and December 31, 1996.





                                  (Continued)

                          OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material affect on the financial condition or results of operations.

At March 31, 1997 and December 31, 1996, reserves of $349,000 and $313,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Included in cash and cash equivalents at March 31, 1997 and December 31, 1996 was approximately $1,865,000 and $1,547,000, respectively, on deposit with the Independent State Bank of Ohio.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditions commitments to guarantee a customer's performance to a third party.

Commitments to extend credit (primarily in the form of undisbursed portions of approved lines of credit) consist primarily of variable rate commitments. The interest rates on these commitments ranged from 5.9% to 11.25% at March 31, 1997 and 5.9% to 10.9% at December 31, 1996. Outstanding commitments for credit cards rates ranged from 14.25% to 17.90% and 14.25% to 16.75% as of March 31, 1997 and December 31, 1996. Of the total outstanding balances on these credit cards at March 31, 1997, 59% were fixed and 41% were variable rate and at December 31, 1996, 62% were fixed rate and 38% were variable rate.




                                  (Continued)

                          OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

A summary of the contractual amounts of financial instruments with off-balance sheet risk at March 31, 1997 and December 31, 1996 follows:


                                    March 31, 1997  December 31, 1996
                                    --------------  -----------------

          Commitments to extend         $3,757,000      $3,770,000
          Credit card arrangements         979,000       1,010,000


At March 31, 1997 and December 31, 1996, the Bank had a line of credit enabling it to borrow up to $2,100,000 with the Federal Home Loan Bank of Cincinnati. Borrowings under this line totaled $1,500,000 at March 31, 1997. No borrowings were outstanding on this line of credit as of December 31, 1996. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

The Bank's new branch is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years of the lease, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. Rental expense was $9,687 for the three months ended March 31, 1997.

Rental commitments under this noncancelable operating lease are:



        Year ending March 31,

              1998               $ 38,748
              1999                 38,748
              2000                 38,748
              2001                 38,748
              2002                 39,367
              Thereafter          628,289
                                 --------
                                 $822,648
                                 ========


                          OHIO STATE BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS





INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. ("OSB") at March 31, 1997, compared to December 31, 1996, and the consolidated results of operations for the three months ended March 31, 1997 compared to the same period in 1996. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, OSB's operations and OSB's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in OSB's general market area.

Some of the forward-looking statements included herein are the statements regarding the following:

   1. Management's determination of the amount of loan loss allowance and the amount of the loan loss provision;

   2. The sufficiency of the Corporation's liquidity and capital reserves.

See Exhibit 99, which is incorporated herein by reference.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.



FINANCIAL CONDITION

OSB has experienced modest asset growth since December 31, 1996 as total assets increased $1,078,000 or 2.50% from $43,056,000 at December 31, 1996 to
$44,133,000 at March 31, 1997. Maintaining a moderate growth rate while increasing the loan to deposit ratio continues to be OSB's primary strategy.

The increase in interest-earning deposits in other banks, securities available for sale and securities held to maturity of $331,000, or 2.95% from December 31, 1996 to March 31, 1997 was consistent with the growth in total assets. It is management's intent to use excess funds as they become available, plus the proceeds from maturing securities and principle repayments from

                          OHIO STATE BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


mortgage-backed securities to retire short term Federal Home Loan Bank advances or fund future loan commitments.

Net loans increased $655,000, or 2.38% during the period from December 31, 1996 to March 31, 1997. This growth was funded primarily by Federal Home Loan Bank short term borrowings. Installment loan demand continued to be strong and constituted $640,000 of the total loan growth.

Total deposits decreased $504,000, or (1.28%) from December 31, 1996 to March 31, 1997. The decrease in deposits was primarily due to the maturity of a single purpose public fund deposit needed for library improvements and the maturity of a block of high rate short term funds that OSB decided not to rebid on. As a result, OSB had short-term borrowings of $1,500,000 at March 31, 1997 to compensate for the decline in deposits as well as to provide funds for growth. OSB plans to be active in the new deposit market as deposits are needed to fund loan demand.

RESULTS OF OPERATIONS

The operating results of OSB are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. OSB's cost funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by consumer and business demand, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

OSB's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net income is also affected by provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

Net income for the three months ended March 31, 1997 was $75,000 or $38,000 more than the same period in 1996. The reason for the increase in earnings was due to improved interest income.

Net interest income is the largest component of OSB's income and is affected by the interest rate environment and the volume and composition of interest earning assets and interest-bearing liabilities. Net interest income increased by $57,000 for the three month period ending March 31, 1997 compared to the same period in 1996. The increase in net interest income is attributable to OSB increasing its loan to deposit ratio from 60% on December 31, 1995 to 72% as of March 31, 1997. The increase in the loan to deposit ratio has resulted in an improved net interest margin as loans typically earn a higher yield than other investing alternatives. OSB's interest expense during the three month period ending March 31, 1997 was almost identical to OSB's interest expense for the three month period ending March 31, 1996.

                          OHIO STATE BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Noninterest income for the three months ended March 31, 1997 was comparable to the same period in the prior year. Noninterest expense was up only $7,500 or 1.93% for the period ending March 31, 1997 versus the three months ending March 31, 1996. The minimal increase occurred despite the overhead expense associated with the new branch which opened December 6, 1996.


CAPITAL RESOURCES

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the operations of the Bank.

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


                                      Capital to risk-
                                      weighted assets
                                      ---------------           Tier 1 capital
                                    Total        Tier 1        to average assets
                                    -----        ------        -----------------
         Well capitalized           10%          6%            5%
         Adequately capitalized      8%          4%            4%
         Undercapitalized            6%          3%            3%


At March 31, 1997 and December 31, 1996, the actual capital ratios for the Bank were:

<Caption
                                          March 31, 1997             December 31, 1996
                                          --------------             -----------------
Total capital to risk weighted assets          11.4%                        11.4%

Tier 1 capital to risk weighted assets         10.5                         10.5

Tier 1 capital to average assets                7.7                          7.4



At March 31, 1997 and December 31, 1996, the Bank was categorized as well capitalized.

LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and OSB's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $2,863,000 at March 31, 1997 and $2,688,000 at December 31, 1996. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

Taking into account the capital adequacy, profitability and reputation maintained by OSB, available liquidity sources are considered adequate to meet current and projected needs.

                          OHIO STATE BANCSHARES, INC.

                                  FORM 10-QSB
                          Quarter ended March 31, 1997
                          PART II - OTHER INFORMATION



    Item 1 -  Legal Proceedings
              There are no matters required to be reported under this item.

    Item 2 -  Changes in Securities
              There are no matters required to be reported under this item.

    Item 3 -  Defaults Upon Senior Securities
              There are no matters required to be reported under this item.

    Item 4 -  Submission of Matters to a Vote of Security Holders
              There are no matters required to be reported under this item.

    Item 5 -  Other Information
              There are no matters required to be reported under this item.

    Item 6 -  Exhibits and Reports on Form 8-K
              (a)  Exhibit 27 - Financial Data Schedule (for SEC use only).

              (b) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

              (c) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 1997.

                          OHIO STATE BANCSHARES, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OHIO STATE BANCSHARES, INC.
                                     ---------------------------
                                     (Registrant)





Date:                                /s/ Gary E. Pendleton
     -----------------               ----------------------------
                                     (Signature)
                                     Gary E. Pendleton
                                     President and Chief Executive
                                     Officer




Date:                                /s/ William H. Harris
    -----------------                ----------------------------
                                     (Signature)
                                     William H. Harris
                                     Executive Vice President and Cashier

                          OHIO STATE BANCSHARES, INC.



                               Index to Exhibits






EXHIBIT
NUMBER   DESCRIPTION                                     PAGE NUMBER
-------  -----------                                     -----------
27       Financial Data Schedule (for SEC use only)      21

99       Safe Harbor Under the Private                   Incorporated by reference to
         Securities Litigation Reform Act of             Exhibit 99 to Annual Report on
         1995                                            Form 10-KSB for the Year Ended
                                                         December 31, 1996 filed by the
                                                         Small Business Issuer on March
                                                         24, 1997.

