Form 10QSB
period 1997-06-30
OHIO STATE BANCSHARES INC
filed 1997-08-12
CIK 919644

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

  /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  JUNE 30, 1997


  / / TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from       to      .
                               -------  ------
                         Commission file number: 0-28648
                                                 -------

                           Ohio State Bancshares, Inc.
        (Exact name of small business issuer as specified in its charter)

                Ohio                                 34-1816546
   -------------------------------      ---------------------------------------
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

Yes       X       No
    ------------     ------------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $10.00 par value             Outstanding at August 4, 1997
                                           121,200 common shares

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1997


                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)                                   Page

Condensed Consolidated Balance Sheets ........................................ 3

Condensed Consolidated Statements of Income .................................. 4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity .................................................... 5

Condensed Consolidated Statements of Cash Flows .............................. 6

Notes to the Consolidated Financial Statements ............................... 7


ITEM 2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS...................................................... 15




                           PART II - OTHER INFORMATION

Other Information ........................................................... 19

Signatures   ................................................................ 20

                           OHIO STATE BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                      June 30,      December 31,
                                                                                        1997            1996
                                                                                        ----            ----
ASSETS
Cash and due from banks                                                             $  2,689,723    $  1,972,038
Federal funds sold                                                                                       716,000
                                                                                    ------------    ------------
     Total cash and cash equivalents                                                   2,689,723       2,688,038
Interest-earning deposits in other banks                                                 399,000         499,000
Securities available for sale                                                          8,301,483       8,089,532
Securities held to maturity (Estimated fair values of $2,540,283
  at June 30, 1997 and $2,609,268 at December 31, 1996)                                2,526,741       2,629,280
Loans, net of allowance for loan losses                                               30,268,173      27,572,913
Premises and equipment, net                                                              881,753         914,569
Other real estate owned and repossessions                                                 50,718          52,780
Accrued interest receivable                                                              324,241         347,580
Other assets                                                                             269,489         262,194
                                                                                    ------------    ------------
              Total assets                                                          $ 45,711,321    $ 43,055,886
                                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                        $  5,086,064    $  4,328,870
         Interest-bearing                                                             35,584,237      35,140,100
                                                                                    ------------    ------------
              Total                                                                   40,670,301      39,468,970
     Federal funds and other borrowed funds                                            1,294,000
     Accrued interest payable                                                            175,001         236,798
     Other liabilities                                                                   208,520         124,138
                                                                                    ------------    ------------
         Total liabilities                                                            42,347,822      39,829,906

Shareholders' equity
     Common stock ($10.00 par value; 121,200
       shares authorized; 121,200 shares issued and outstanding)                       1,212,000       1,212,000
     Additional paid-in capital                                                        1,831,227       1,831,227
     Retained earnings                                                                   355,843         224,862
     Unrealized loss on securities
       available for sale, net of tax                                                    (35,571)        (42,109)
                                                                                    ------------    ------------
         Total shareholders' equity                                                    3,363,499       3,225,980
                                                                                    ------------    ------------

              Total liabilities and shareholders' equity                            $ 45,711,321    $ 43,055,886
                                                                                    ============    ============


See accompanying notes to the consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                    Three Months Ended       Six Months Ended
                                                                         June 30,               June 30,
                                                                         --------               --------
                                                                     1997       1996        1997         1996
                                                                     ----       ----        ----         ----
INTEREST INCOME
     Loans, including fees                                         $710,192   $601,891   $1,383,534   $1,167,482
     Taxable securities                                             133,047    179,362      269,629      367,297
     Nontaxable securities                                           26,950     19,758       54,600       35,975
     Other                                                           10,690     13,264       20,612       34,320
                                                                   --------   --------   ----------   ----------
              Total interest income                                 880,879    814,275    1,728,375    1,605,074
                                                                   --------   --------   ----------   ----------

INTEREST EXPENSE
     Deposits                                                       385,900    371,388      762,231      752,524
     Other borrowings                                                19,148      4,349       23,916        4,436
                                                                   --------   --------   ----------   ----------
              Total interest expense                                405,048    375,737      786,147      756,960
                                                                   --------   --------   ----------   ----------

NET INTEREST INCOME                                                 475,831    438,538      942,228      848,114
Provision for loan losses                                            25,000     25,000       53,000       60,000
                                                                   --------   --------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION  FOR LOAN LOSSES                450,831    413,538      889,228      788,114

NONINTEREST INCOME
     Fees for other customer  services                               52,057     53,656      101,384      102,057
     Net realized gain on sales of securities available for sale        790      3,442          790        6,879
     Other income                                                     6,015      5,174       15,001       20,969
                                                                   --------   --------   ----------   ----------
              Total noninterest income                               58,862     62,272      117,175      129,905
                                                                   --------   --------   ----------   ----------

NONINTEREST EXPENSE
     Salaries and employee benefits                                 184,071    172,592      349,883      353,591
     Occupancy expense                                               80,829     62,694      169,016      128,584
     Office supplies                                                 24,217     20,816       45,149       46,535
     FDIC and state assessments                                       4,168      2,633        7,598        5,266
     Taxes other than income                                         12,000     11,805       23,705       25,554
     Legal and accounting                                            14,040     13,070       27,450       25,211
     Advertising and public relations                                12,852     12,680       32,429       21,778
     Loss on other real estate owned and repossessions                4,000      4,000       13,000       16,000
     Insurance                                                        6,892      8,651       13,257       17,335
     Credit card processing expense                                  11,667     12,957       24,338       27,579
     Other expenses                                                  44,052     41,683       88,157       83,838
                                                                   --------   --------   ----------   ----------
              Total noninterest  expense                            398,788    363,581      793,982      751,271
                                                                   --------   --------   ----------   ----------

Income before federal income taxes                                  110,905    112,229      212,421      166,748

Income taxes                                                         30,200     24,222       57,200       42,222
                                                                   --------   --------   ----------   ----------

NET INCOME                                                         $ 80,705   $ 88,007   $  155,221   $  124,526
                                                                   ========   ========   ==========   ==========

Earnings per common share                                          $    .67   $    .73   $     1.28   $     1.03
                                                                   ========   ========   ==========   ==========


Weighted average shares outstanding                                 121,200    121,200      121,200      121,200
                                                                   ========   ========   ==========   ==========

See accompanying notes to the consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                          Six Months Ended
                                                                              June 30,
                                                                              --------
                                                                        1997           1996
                                                                        ----           ----
Balance at beginning of period                                      $ 3,225,980    $ 3,057,117

Net income                                                              155,221        124,526

Cash dividends ($.20 per share in 1997 and 1996)                        (24,240)       (24,240)

Change in unrealized gain/(loss) on securities available for sale         6,538       (135,936)
                                                                    -----------    -----------

Balance at end of period                                            $ 3,363,499    $ 3,021,467
                                                                    ===========    ===========

See accompanying notes to the consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Six Months Ended
                                                                                June 30,
                                                                                --------
                                                                            1997           1996
                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                        $   155,221    $   124,526
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of premiums                                        8,561         20,316
         Provision for loan losses                                          53,000         60,000
         Depreciation and amortization                                      73,858         53,418
         Net realized gains on securities available for sale                  (790)        (6,879)
         Federal Home Loan Bank stock dividend                              (5,000)        (4,400)
         Loss on sale of other real estate owned and repossessions          13,000         16,000
         Change in accrued interest receivable                              23,339        (16,217)
         Change in accrued interest payable                                (61,797)       (51,526)
         Change in other assets and other liabilities                       73,719       (150,269)
                                                                       -----------    -----------
              Net cash from operating activities                           333,111         44,969

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                      (1,267,539)    (1,508,557)
         Proceeds from maturities and principal paydowns                   745,347      1,351,020
         Proceeds from sales                                               319,915      1,545,249
     Securities held to maturity
         Purchases                                                                       (818,798)
         Proceeds from maturities and principal paydowns                   100,000
     Net change in interest-earning deposits in other banks                100,000          1,000
     Net change in loans                                                (2,839,048)    (2,836,643)
     Proceeds from sale of other real estate owned and repossessions        79,850         87,960
     Purchases of premises and equipment                                   (41,042)       (33,479)
                                                                       -----------    -----------
              Net cash from investing activities                        (2,802,517)    (2,212,248)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                                      1,201,331       (404,227)
     Net change in borrowed funds                                        1,294,000        954,000
     Cash dividends paid                                                   (24,240)
         Net cash from financing activities                              2,471,091        549,773
                                                                       -----------    -----------

Net change in cash and cash equivalents                                      1,685     (1,617,506)

Cash and cash equivalents at beginning of period                         2,688,038      3,450,430
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 2,689,723    $ 1,832,924
                                                                       ===========    ===========

See accompanying notes to the consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. ("OSB") at June 30, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and therefore do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of OSB for the year ended December 31, 1996, included in its 1996 Annual Report. Reference is made to the accounting policies of OSB described in the notes to financial statements contained in its 1996 Annual Report. OSB has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include accounts of OSB and its wholly-owned subsidiary, The Marion Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated. At the annual shareholders meeting held April 13, 1995, the Bank's shareholders approved a plan of reorganization whereby they would exchange their shares of Bank stock for the common stock of a bank holding company. The reorganization was consummated May 16, 1996. The transaction represented an internal reorganization and the historical basis of assets and liabilities have been carried forward without change.

OSB's and the Bank's revenues, operating income and assets are primarily from the banking industry. Loan customers are mainly located in Marion County, Ohio, and include a wide range of individuals, businesses and other organizations. A major portion of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items, although borrower cash flow may also be a primary source of repayment.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided. Future results could differ from these estimates. Collectibility of loans, fair values of financial instruments and status of contingencies are particularly subject to change.

For the six months ended June 30, 1997 and 1996, OSB paid interest of $847,944 and $808,486, and income taxes of $0 and $69,127. Noncash transfers from loans to other real estate owned and repossessions totaled $90,788 for the six months ended June 30, 1997, and $35,629 for the six months ended June 30, 1996.

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The provision for income taxes is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS 127 defers, for one year, the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS 125 will continue to be effective January 1, 1997. SFAS 125 did not have a material impact on OSB's financial statements.

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the calculation of earnings per share by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted- average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation. This statement will not impact OSB as the Company has no common stock equivalents at the present time.

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 2 - SECURITIES

Securities at June 30, 1997 and December 31, 1996 were as follows:


                                                        June 30, 1997
                                                        -------------
                                                      Gross      Gross
                                       Amortized   Unrealized  Unrealized    Fair
                                          Cost        Gains      Losses      Value
                                          ----        -----      ------      -----
AVAILABLE FOR SALE
U.S. Treasury securities              $  349,538     $   367     $   171   $  349,734
Obligations of U.S.
  government agencies                  2,003,381         215       9,026    1,994,570
Mortgage-backed securities             5,785,620       4,928      50,209    5,740,339
                                      ----------     -------     -------   ----------
Total debt securities available
  for sale                             8,138,539       5,510      59,406    8,084,643
Other securities                         216,840          --          --      216,840
                                      ----------     -------     -------   ----------
   Total securities
     available for sale               $8,355,379     $ 5,510     $59,406   $8,301,483
                                      ==========     =======     =======   ==========

HELD TO MATURITY Obligation of U.S.
  government agencies                 $  500,000          --     $22,870   $  477,130
Obligations of states and
  political subdivisions               2,026,741     $39,991       3,579    2,063,153
                                      ----------     -------     -------   ----------
   Total securities
     held to maturity                 $2,526,741     $39,991     $26,449   $2,540,283
                                      ==========     =======     =======   ==========

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - SECURITIES (Continued)


                                                       December 31, 1996
                                         ----------------------------------------------
                                                        Gross      Gross
                                          Amortized  Unrealized   Unrealized    Fair
                                            Cost       Gains       Losses       Value
                                            ----       -----       ------       -----
AVAILABLE FOR SALE
Obligations of U.S.
  government agencies                    $1,713,884   $    739    $  7,264   $1,707,359
Mortgage-backed securities                6,257,609      3,872      61,148    6,200,333
                                         ----------   --------    --------   ----------
Total debt securities available
  for sale                                7,971,493      4,611      68,412    7,907,692
Other securities                            181,840                             181,840
                                         ----------   --------    --------   ----------
   Total securities
     available for sale                  $8,153,333   $  4,611    $ 68,412   $8,089,532
                                         ==========   ========    ========   ==========

HELD TO MATURITY
U.S. Treasury securities                 $   99,912   $    213                 $100,125
Obligation of U.S.
  government agencies                       500,000               $ 32,755      467,245
Obligations of states and
  political subdivisions                  2,029,368     21,692       9,162    2,041,898
                                         ----------   --------    --------   ----------
   Total securities
     held to maturity                    $2,629,280   $ 21,905    $ 41,917   $2,609,268
                                         ==========   ========    ========   ==========


Proceeds from sales of securities classified as available for sale were $319,915 and $1,545,249 during the six months ended June 30, 1997 and 1996. Gross gains of $790 were realized on sales in 1997. Gross gains of $15,892 and gross losses of $9,013 were realized on sales in 1996.

Proceeds from sales of securities classified as available for sale were $319,915 and $1,041,811 during the three months ended June 30, 1997 and 1996. Gross gains of $790 were realized on sales in 1997. Gross gains of $12,455 and gross losses of $9,013 were realized on sales in 1996.


                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of securities at June 30, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.


                                          Available-for-Sale Securities   Held-to-Maturity Securities
                                          -----------------------------   ---------------------------
                                            Amortized          Fair         Amortized       Fair
                                              Cost             Value          Cost          Value
                                              ----             -----          ----          -----
  Due in one to five years                 $2,352,919      $2,344,304       $  500,000   $  477,130
  Due after ten years                                                        2,026,741    2,063,153
  Mortgage-backed securities                5,785,620       5,740,339
  Other securities                            216,840         216,840
                                           ----------      ----------       ----------   ----------
                                           $8,355,379      $8,301,483       $2,526,741   $2,540,283
                                           ==========      ==========       ==========   ==========

Securities with a carrying value of approximately $4,644,000 at June 30, 1997 and $4,946,000 at December 31, 1996 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at June 30, 1997 and December 31, 1996 were as follows:


                                           June 30, 1997   December 31, 1996
                                           -------------   -----------------
          Commercial                        $ 10,482,823      $ 10,395,804
          Installment                         16,081,758        13,967,939
          Real estate                          3,197,166         2,761,119
          Credit card                            547,943           554,928
          Other                                   27,522            33,708
                                            ------------      ------------
                                              30,337,212        27,713,498
          Net deferred loan costs                210,299           140,557
          Allowance for loan losses             (279,338)         (281,142)
                                            ------------      ------------

                                            $ 30,268,173      $ 27,572,913
                                            ============      ============

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the six months ended June 30, 1997 and 1996 is as follows:


                                                           1997        1996
                                                           ----        ----

        Balance - January 1                            $ 281,142    $ 252,174
        Loan charged off                                 (69,008)     (71,397)
        Recoveries                                        14,204       13,870
        Provision for loan losses                         53,000       60,000
                                                       ---------    ---------

        Balance - June 30                              $ 279,338    $ 254,647
                                                       =========    =========

Loans considered impaired under the provisions of SFAS 114 were not material as of or during the six months ended June 30, 1997 and 1996. Loans on which the accrual of interest has been discontinued because circumstances indicate that collection is questionable amounted to $26,870 and $29,147 at June 30, 1997 and December 31, 1996.


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

At June 30, 1997 and December 31, 1996, reserves of $365,000 and $313,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Included in cash and cash equivalents at June 30, 1997 and December 31, 1996 was approximately $1,864,000 and $1,547,000 on deposit with the Independent State Bank of Ohio.

Some financial instruments are used in the normal course of business to meet financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

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

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES
(Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being used, total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are commitments to guarantee a customer's performance to a third party.

Commitments to extend credit (primarily in the form of undisbursed portions of approved lines of credit) consist primarily of variable rate commitments. The interest rates on these commitments ranged from 5.90% to 11.50% at June 30, 1997 and 5.9% to 10.9% at December 31, 1996. Outstanding commitments for credit card rates ranged from 14.25% to 17.90% and 14.25% and 16.75% as of June 30, 1997 and December 31, 1996. Of the total outstanding balances on these credit cards at June 30, 1997, 60% were fixed and 40% were variable rate and at December 31, 1996, 62% were fixed rate and 38% were variable rate.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at June 30, 1997 and December 31, 1996 follows:

                                           June 30, 1997      December 31, 1996
                                           -------------      -----------------
         Commitments to extend            $    4,415,000        $    3,770,000
         Credit card arrangements              1,008,000             1,010,000

At both June 30, 1997 and December 31, 1996, the Bank had a line of credit enabling it to borrow up to $2,100,000 with the Federal Home Loan Bank of Cincinnati. Borrowings under this line totaled $1,200,000 at June 30, 1997. No borrowings were outstanding on this line of credit as of December 31, 1996. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

The Bank's new branch is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. Rental expense was $19,374 for the six months ended June 30, 1997.


                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES
(Continued)

Rental commitments under this noncancelable operating lease are:


               Year ending June 30,

                  1998                             $   38,748
                  1999                                 38,748
                  2000                                 38,748
                  2001                                 38,748
                  2002                                 39,852
                  Thereafter                          618,117
                                                   ----------
                                                   $  812,961
                                                   ==========

                           OHIO STATE BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


INTRODUCTION

The following discussion focuses on the consolidated financial condition of OSB at June 30, 1997, compared to December 31, 1996, and the consolidated results of operations for the three and six months ended June 30, 1997, compared to the same periods in 1996. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

In addition to the historical information contained herein, the following discussion contains forward-looking statements involving risks and uncertainties. Economic circumstances, OSB's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in OSB's general market area.

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


FINANCIAL CONDITION

OSB has experienced a 6.17% asset growth since December 31, 1996 as total assets increased $2,655,000 from $43,056,000 at December 31, 1996 to $45,711,000 at
June 30, 1997. Maintaining a moderate growth rate while increasing the loan to deposit ratio continues to be OSB's primary strategy.

Interest-earning deposits in other banks, securities available for sale and securities held to maturity increased only $9,000, or 0.08%, from December 31, 1996 to June 30, 1997. This is primarily the result of management's intent to use excess funds as they become available, plus proceeds from maturing securities and principle repayments from mortgage-backed securities to retire short term Federal Home Loan Bank advances or fund future loan commitments.

                           OHIO STATE BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Net loans increased $2,695,000, or 9.78%, during the period from December 31, 1996 to June 30, 1997. This growth was funded primarily by Federal Home Loan Bank short-term borrowings and deposit growth. Installment loan demand continued to be strong and constituted $2,114,000 of the total loan growth.

Total deposits increased $1,201,000, or 3.04%, from December 31, 1996 to June 30, 1997. The increase in deposits was primarily due to the 17.49% increase in noninterest-bearing deposits which grew from $4,329,000 on December 31, 1996 to $5,086,000 on June 30, 1997, an increase of $757,000. OSB plans to be active in attracting new deposits to fund current and future loan demand.


RESULTS OF OPERATIONS

Operating results of OSB are affected by general economic conditions, monetary and fiscal policies of federal agencies and regulatory policies of agencies regulating financial institutions. OSB's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by consumer and business demand, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

OSB's net income is primarily dependent on its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net income is also affected by provisions for loan and lease losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes.

Net income for the six months ended June 30, 1997 was $155,000, or $31,000 more than the same period in 1996. The reason for the increase in earnings was due to improved net interest income resulting from a higher loan to deposit ratio over the prior period, offset somewhat by increased occupancy costs from the new branch facility. Net income for the three months ended June 30, 1997 was $81,000, or $7,000 less than the same period in 1996. The reason for the decline in earnings was increased occupancy costs from the new branch more than offsetting the improved net interest income. Net interest income for the three months ended June 30, 1997 had less percentage improvement than the six months ended June 30, 1997 over the comparable prior periods due to an increase in the cost of funding loan growth through borrowings and new deposits.

Net interest income is the largest component of OSB's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities.

                           OHIO STATE BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Net interest income increased by $94,000 for the six month period ending June 30, 1997, compared to the same period in 1996. The increase in net interest income is attributable to OSB continuing to increase its loan to deposit ratio. The loan to deposit ratio was 59.7% on December 31, 1995. It improved throughout 1996 to be 69.9% at December 31, 1996 and has continued to climb to 74.4% as of June 30, 1997. The increase in the loan to deposit ratio has resulted in an improved net interest margin as loans typically earn a higher yield than other investing alternatives. OSB's interest expense during the six month period ending June 30, 1997 increased 3.86% over the prior year six month period, compared to a 7.68% increase in interest income.

Net interest income increased by $37,000 for the three months ended June 30, 1997 compared to the same period in 1996. The improvement was the result of the same factors which were discussed above. However, the impact was not as significant due to an increase in the cost of funds for the three months ended June 30, 1997 compared to the same period in 1996.

Noninterest income for the three and six months ended June 30, 1997 was comparable to the same periods in the prior year. Noninterest expense was up $43,000, or 5.69%, for the six months ending June 30, 1997 versus the six months ending June 30, 1996 and $35,000, or 9.68%, for the three months ending June 30, 1997 compared to the same period in the prior year. The increases occurred due to overhead expenses associated with the new branch, which opened December 6, 1996.


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

                           OHIO STATE BANCSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



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


                                       Capital to risk-
                                        weighted assets
                                        ---------------        Tier 1 capital
                                      Total         Tier 1    to average assets
                                      -----         ------    -----------------
     Well capitalized                  10%            6%             5%
     Adequately capitalized             8%            4%             4%
     Undercapitalized                   6%            3%             3%

At June 30, 1997 and December 31, 1996, the actual capital ratios for the Bank were:

                                              June 30, 1997   December 31, 1996
                                              -------------   -----------------

     Total capital to risk-weighted assets        10.9%             11.4%
     Tier 1 capital to risk-weighted assets       10.0%             10.5
     Tier 1 capital to average assets              7.6%              7.4

At June 30, 1997 and December 31, 1996, the Bank was categorized as well capitalized.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet loan and depository transaction needs of the Bank's customers and OSB's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $2,690,000 at June 30, 1997 and $2,688,000 at December 31, 1996. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are investment securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

Taking into account the capital adequacy, profitability and reputation maintained by OSB, available liquidity sources are considered adequate to meet current and projected needs.

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                             Quarter ended June 30,
                        1997 PART II - OTHER INFORMATION


Item 1 -       Legal Proceedings:
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities:
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               On April 10, 1997, Ohio State Bancshares, Inc. held the Annual Meeting of Shareholders at which shareholders voted upon the election of three directors for a term expiring in 2000. The results of the voting on these matters were as follows:

                  Nominee            Votes for    Withheld
                  -------            ---------    --------
               Theodore L. Graham     72,905       2,455
               Lois J. Fisher         72,905       2,455
               Thurman Mathews        72,905       2,455
               Fred K. White          72,905       2,455

               Other matters submitted to the Shareholders, for which the following votes were cast:

               1) Ratification of the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the current fiscal year.

               FOR: 75,110          AGAINST:  100      ABSTAIN:  250


Item 5 -       Other Information:
               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:
               (a) Exhibit 27 - Financial Data Schedule.

               (b) Exhibit 99 - Safe Harbor Under Private Securities Litigation
                   Reform Act of 1995.

               (c) No current reports on Form 8-K were filed by the small business issuer during the quarter ended June 30, 1997.

                           OHIO STATE BANCSHARES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OHIO STATE BANCSHARES, INC.
                                          -------------------------------------
                                          (Registrant)




Date:  August 8, 1996                     /s/ Gary E. Pendleton
       -------------------------          -------------------------------------
                                          (Signature)
                                          Gary E. Pendleton
                                          President and Chief Executive
                                          Officer




Date:  August 8, 1996                     /s/ William H. Harris
       -------------------------          -------------------------------------
                                          (Signature)
                                          William H. Harris
                                          Executive Vice President and Cashier

                           OHIO STATE BANCSHARES, INC.

                                Index to Exhibits



EXHIBIT NUMBER         DESCRIPTION                      PAGE NUMBER
--------------         -----------                      -----------
     27          Financial Data Schedule                    24


     99          Safe Harbor Under the Private     Incorporated by reference
                 Securities Litigation Reform      to Exhibit 99 to Annual
                 Act of 1995                       Report on Form 10-KSB for the
                                                   Year Ended December 31, 1996
                                                   filed by the Small Business
                                                   Issuer on March 24, 1997.