Form 10QSB
period 1997-09-30
OHIO STATE BANCSHARES INC
filed 1997-11-12
CIK 919644

                                   FORM 10-QSB


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 1997


[ ]        TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

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

Common stock, $10.00 par value                   Outstanding at November 7, 1997
                                                 121,200 common shares

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)                                     Page
                                                                              ----
Condensed Consolidated Balance Sheets .......................................    3

Condensed Consolidated Statements of Income .................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity ...................................................    5

Condensed Consolidated Statements of Cash Flows .............................    6

Notes to the Consolidated Financial Statements ..............................    7


ITEM 2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS......................................................   16


                           PART II - OTHER INFORMATION

Other Information............................................................   20

Signatures   ................................................................   21

                           OHIO STATE BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                    September 30,     December 31,
                                                                        1997             1996
                                                                        ----             ----
ASSETS
Cash and due from banks                                              $ 2,164,926      $ 1,972,038
Federal funds sold                                                       654,000          716,000
                                                                     -----------      -----------
     Total cash and cash equivalents                                   2,818,926        2,688,038
Interest-earning deposits in other banks                                 299,000          499,000
Securities available for sale                                          7,364,938        8,089,532
Securities held to maturity (Estimated fair values of $2,570,877
  at September 30, 1997 and $2,609,268 at December 31, 1996)           2,525,397        2,629,280
Loans, net of allowance for loan losses                               32,686,315       27,572,913
Premises and equipment, net                                              859,158          914,569
Other real estate owned and repossessions                                 41,788           52,780
Accrued interest receivable                                              333,828          347,580
Other assets                                                             314,965          262,194
                                                                     -----------      -----------

              Total assets                                           $47,244,315      $43,055,886
                                                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                         $ 5,582,086      $ 4,328,870
         Interest-bearing                                             37,804,329       35,140,100
                                                                     -----------      -----------
              Total                                                   43,386,415       39,468,970
     Accrued interest payable                                            216,984          236,798
     Other liabilities                                                   141,590          124,138
                                                                     -----------      -----------
         Total liabilities                                            43,744,989       39,829,906

Shareholders' equity
     Common stock ($10.00 par value; 121,200
       shares authorized; 121,200 shares issued and outstanding)       1,212,000        1,212,000
     Additional paid-in capital                                        1,831,227        1,831,227
     Retained earnings                                                   467,502          224,862
     Unrealized loss on securities
       available for sale, net of tax                                    (11,403)         (42,109)
                                                                     -----------      -----------
         Total shareholders' equity                                    3,499,326        3,225,980
                                                                     -----------      -----------

              Total liabilities and shareholders' equity             $47,244,315      $43,055,886
                                                                     ===========      ===========

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                                     -------------                -------------
                                                                  1997          1996           1997           1996
                                                                  ----          ----           ----           ----
INTEREST INCOME
     Loans, including fees                                      $786,928      $644,148      $2,170,462     $1,811,630
     Taxable securities                                          119,156       147,859         388,785        515,156
     Nontaxable securities                                        26,922        27,819          81,522         63,794
     Other                                                        11,661         7,933          32,273         42,253
                                                                --------      --------      ----------     ----------
              Total interest income                              944,667       827,759       2,673,042      2,432,833
                                                                --------      --------      ----------     ----------

INTEREST EXPENSE
     Deposits                                                    420,098       372,691       1,182,329      1,125,215
     Other borrowings                                             13,785        13,841          37,701         18,277
                                                                --------      --------      ----------     ----------
              Total interest expense                             433,883       386,532       1,220,030      1,143,492
                                                                --------      --------      ----------     ----------

NET INTEREST INCOME                                              510,784       441,227       1,453,012      1,289,341
Provision for loan losses                                         24,000        35,000          77,000         95,000
                                                                --------      --------      ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              486,784       406,227       1,376,012      1,194,341

NONINTEREST INCOME
     Fees for other customer  services                            54,765        54,294         156,149        156,351
     Net realized gain on sales of securities available for
      sale                                                          (296)       (1,982)            494          7,383
     Other income                                                  3,381         4,285          18,382         22,768
                                                                --------      --------      ----------     ----------
              Total noninterest income                            57,850        56,597         175,025        186,502
                                                                --------      --------      ----------     ----------

NONINTEREST EXPENSE
     Salaries and employee benefits                              167,173       164,329         517,056        517,920
     Occupancy expense                                            82,775        62,096         251,791        190,680
     Office supplies                                              20,428        19,262          65,577         65,797
     FDIC and state assessments                                    3,750         1,068          11,348          6,334
     Taxes other than income                                       8,396        11,766          32,101         37,320
     Legal and accounting                                         14,744        13,596          42,194         38,807
     Advertising and public relations                             13,513        14,897          45,942         36,675
     Loss on other real estate owned and repossessions             8,000            --          21,000         16,000
     Insurance                                                     6,629         6,999          19,886         24,334
     Credit card processing expense                               12,529        14,719          36,867         42,298
     Other expenses                                               57,006        44,381         145,163        128,219
                                                                --------      --------      ----------     ----------
              Total noninterest  expense                         394,943       353,113       1,188,925      1,104,384
                                                                --------      --------      ----------     ----------

Income before federal income taxes                               149,691       109,711         362,112        276,459

Income taxes                                                      38,032        24,294          95,232         66,516
                                                                --------      --------      ----------     ----------

NET INCOME                                                      $111,659      $ 85,417      $  266,880     $  209,943
                                                                ========      ========      ==========     ==========

Earnings per common share                                       $    .92      $    .70      $     2.20     $     1.73
                                                                ========      ========      ==========     ==========


Weighted average shares outstanding                              121,200       121,200         121,200        121,200
                                                                ========      ========      ==========     ==========

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                          Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                         1997            1996
                                                                         ----            ----
Balance at beginning of period                                        $3,225,980      $3,057,117

Net income                                                               266,880         209,943

Cash dividends ($.20 per share in 1997 and 1996)                         (24,240)        (24,240)

Change in unrealized gain/(loss) on securities available for sale         30,706        (100,578)
                                                                      ----------      ----------

Balance at end of period                                              $3,499,326      $3,142,242
                                                                      ==========      ==========

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                                 -------------
                                                                             1997             1996
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $   266,880      $   209,943
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of premiums                                         16,102           28,429
         Provision for loan losses                                            77,000           95,000
         Depreciation and amortization                                       104,830           80,153
         Net realized gains on securities available for sale                    (494)          (7,383)
         Federal Home Loan Bank stock dividend                                (8,100)          (6,800)
         Loss on sale of other real estate owned and repossessions            21,000           16,000
         Change in accrued interest receivable                                13,752          (72,795)
         Change in accrued interest payable                                  (19,814)         (47,782)
         Change in other assets and other liabilities                        (51,137)        (166,194)
                                                                         -----------      -----------
              Net cash from operating activities                             420,019          128,571

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                        (1,694,598)      (1,519,203)
         Proceeds from maturities and principal paydowns                   1,142,488        1,667,802
         Proceeds from sales                                               1,319,603        2,714,626
     Securities held to maturity
         Purchases                                                                --         (818,798)
         Proceeds from maturities and principal paydowns                     100,000               --
     Net change in interest-earning deposits in other banks                  200,000            1,000
     Net change in loans                                                  (5,305,690)      (4,794,242)
     Proceeds from sale of other real estate owned and repossessions         105,280          103,729
     Purchases of premises and equipment                                     (49,419)         (60,562)
                                                                         -----------      -----------
              Net cash from investing activities                          (4,182,336)      (2,705,648)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                                        3,917,445          451,755
     Net change in borrowed funds                                                 --        1,233,000
     Cash dividends paid                                                     (24,240)         (24,240)
                                                                         -----------      -----------
         Net cash from financing activities                                3,893,205        1,660,515
                                                                         -----------      -----------

Net change in cash and cash equivalents                                      130,888         (916,562)

Cash and cash equivalents at beginning of period                           2,688,038        3,450,430
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 2,818,926      $ 2,533,868
                                                                         ===========      ===========

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. ("OSB") at September 30, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and therefore do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of OSB for the year ended December 31, 1996, included in its 1996 Annual Report. Reference is made to the accounting policies of OSB described in the notes to financial statements contained in its 1996 Annual Report. OSB has consistently followed these policies in preparing this Form 10-QSB.

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

For the nine months ended September 30, 1997 and 1996, OSB paid interest of $1,239,844 and $1,191,274, and income taxes of $5,000 and $87,327. Noncash transfers from loans to other real estate owned and repossessions totaled $115,288 for the nine months ended September 30, 1997, and $93,398 for the nine months ended September 30, 1996.

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


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

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS No. 129 and, therefore, SFAS No. 129 should have no impact on OSB. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities at September 30, 1997 and December 31, 1996 were as follows:

                                                   September 30, 1997
                                    --------------------------------------------------
                                                     Gross      Gross
                                    Amortized     Unrealized  Unrealized      Fair
                                       Cost          Gains      Losses        Value
                                       ----          -----      ------        -----
AVAILABLE FOR SALE
U.S. Treasury securities            $  349,562     $  2,407                 $  351,969
Obligations of U.S.
  government agencies                1,003,060          241     $    41      1,003,260
Mortgage-backed securities           5,809,654        9,558      29,443      5,789,769
                                    ----------     --------     -------     ----------
Total debt securities available
  for sale                           7,162,276       12,206      29,484      7,144,998
Other securities                       219,940                                 219,940
                                    ----------     --------     -------     ----------
   Total securities
     available for sale             $7,382,216     $ 12,206     $29,484     $7,364,938
                                    ==========     ========     =======     ==========

HELD TO MATURITY
Obligation of U.S.
  government agencies               $  500,000                  $10,550     $  489,450
Obligations of states and
  political subdivisions             2,025,397     $ 57,061       1,031      2,081,427
                                    ----------     --------     -------     ----------
   Total securities
     held to maturity               $2,525,397     $ 57,061     $11,581     $2,570,877
                                    ==========     ========     =======     ==========

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                                        December 31, 1996
                                        --------------------------------------------------
                                                         Gross      Gross
                                        Amortized     Unrealized  Unrealized      Fair
                                           Cost          Gains      Losses        Value
                                           ----          -----      ------        -----
AVAILABLE FOR SALE
Obligations of U.S.
  government agencies                    $1,713,884     $   739      $ 7,264     $1,707,359
Mortgage-backed securities                6,257,609       3,872       61,148      6,200,333
                                         ----------     -------      -------     ----------
Total debt securities available
  for sale                                7,971,493       4,611       68,412      7,907,692
Other securities                            181,840                                 181,840
                                         ----------     -------      -------     ----------
   Total securities
     available for sale                  $8,153,333     $ 4,611      $68,412     $8,089,532
                                         ==========     =======      =======     ==========

HELD TO MATURITY
U.S. Treasury securities                 $   99,912     $   213                  $  100,125
Obligation of U.S.
  government agencies                       500,000                  $32,755        467,245
Obligations of states and
  political subdivisions                  2,029,368      21,692        9,162      2,041,898
                                         ----------     -------      -------     ----------
   Total securities
     held to maturity                    $2,629,280     $21,905      $41,917     $2,609,268
                                         ==========     =======      =======     ==========

Proceeds from sales of securities classified as available for sale were $1,319,603 and $2,714,626 during the nine months ended September 30, 1997 and 1996. Gross gains of $946 and gross losses of $452 were realized on sales in 1997. Gross gains of $16,025 and gross losses of $8,642 were realized on sales in 1996.

Proceeds from sales of securities classified as available for sale were $999,688 and $1,169,377 during the three months ended September 30, 1997 and 1996. Gross gains of $156 and gross losses of $452 were realized on sales in 1997. Gross gains of $64 and gross losses of $2,046 were realized on sales in 1996.

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of securities at September 30, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                                    Available-for-Sale Securities     Held-to-Maturity Securities
                                    -----------------------------     ---------------------------
                                       Amortized       Fair              Amortized       Fair
                                          Cost         Value                Cost         Value
                                          ----         -----                ----         -----
   Due in one year or less                                              $  500,000    $  489,450
   Due in one to five years           $1,352,622    $1,355,229
   Due after ten years                                                   2,025,397     2,081,427
   Mortgage-backed securities          5,809,654     5,789,769
   Other securities                      219,940       219,940
                                      ----------    ----------          ----------    ----------

                                      $7,382,216    $7,364,938          $2,525,397    $2,570,877
                                      ==========    ==========          ==========    ==========

Securities with a carrying value of approximately $4,259,000 at September 30, 1997 and $4,946,000 at December 31, 1996 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at September 30, 1997 and December 31, 1996 were as follows:

                                    September 30, 1997   December 31, 1996
                                    ------------------   -----------------
         Commercial                    $12,013,829          $10,395,804
         Installment                    16,879,289           13,967,939
         Real estate                     3,215,100            2,761,119
         Credit card                       577,226              554,928
         Other                              37,182               33,708
                                       -----------          -----------
                                        32,722,626           27,713,498
         Net deferred loan costs           231,996              140,557
         Allowance for loan losses        (268,307)            (281,142)
                                       -----------          -----------

                                       $32,686,315          $27,572,913
                                       ===========          ===========

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the nine months ended September 30, 1997 and 1996 is as follows:

                                 1997           1996
                                 ----           ----
Balance - January 1           $ 281,142      $ 252,174
Loan charged off               (118,953)      (104,718)
Recoveries                       29,118         22,344
Provision for loan losses        77,000         95,000
                              ---------      ---------

Balance - June 30             $ 268,307      $ 264,800
                              =========      =========

Loans considered impaired under the provisions of SFAS 114 were not material as of or during the nine months ended September 30, 1997 and 1996. Loans on which the accrual of interest has been discontinued because circumstances indicate that collection is questionable amounted to $36,950 and $29,147 at September 30, 1997 and December 31, 1996.


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

At September 30, 1997 and December 31, 1996, reserves of $365,000 and $313,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Included in cash and cash equivalents at September 30, 1997 and December 31, 1996 was approximately $1,855,000 and $1,547,000 on deposit with the Independent State Bank of Ohio.

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

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


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

Commitments to extend credit (primarily in the form of undisbursed portions of approved lines of credit) consist primarily of variable rate commitments. The interest rates on these commitments ranged from 6.20% to 11.50% at September 30, 1997 and 5.90% to 10.90% at December 31, 1996. Outstanding commitments for credit card rates ranged from 12.00% to 17.90% and 14.25% and 16.75% as of September 30, 1997 and December 31, 1996. Of the total outstanding balances on these credit cards at September 30, 1997, 59% were fixed and 41% were variable rate and at December 31, 1996, 62% were fixed rate and 38% were variable rate.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at September 30, 1997 and December 31, 1996 follows:

                          September 30, 1997  December 31, 1996
                          ------------------  -----------------
Commitments to extend        $3,754,000          $3,770,000
Credit card arrangements        963,000           1,010,000

At September 30, 1997 and December 31, 1996, the Bank had a line of credit enabling it to borrow up to $2,200,000 and $2,100,000 with the Federal Home Loan Bank of Cincinnati. No borrowings were outstanding on this line of credit as of September 30, 1997 or December 31, 1996. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

The Bank's branch, which opened in December 1996, is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. Rental expense was $29,061 for the nine months ended September 30, 1997.

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

Rental commitments under this noncancelable operating lease are:

             Year ending September 30,
                  1998                        $ 38,748
                  1999                          38,748
                  2000                          38,748
                  2001                          38,748
                  2002                          40,336
                  Thereafter                   607,946
                                              --------

                                              $803,274
                                              ========

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. ("OSB") at September 30, 1997, compared to December 31, 1996, and the consolidated results of operations for the three and nine months ended September 30, 1997, compared to the same periods in 1996. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

See Exhibit 99 which is incorporated herein by reference.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also the Registrant is not aware of any current recommendations by regulatory authorities which would have such effect if implemented.


FINANCIAL CONDITION

OSB has experienced a 9.73% asset growth since December 31, 1996 as total assets increased $4,188,000 from $43,056,000 at December 31, 1996 to $47,244,000 at
September 30, 1997. Maintaining a moderate growth rate while increasing the loan to deposit ratio continues to be OSB's primary strategy.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Interest-earning deposits in other banks, securities available for sale and securities held to maturity decreased 1,028,000, or 9.17% from December 31, 1996 to September 30, 1997. This decline is primarily the result of management using excess funds as they become available, plus proceeds from maturing securities and principle repayments from mortgage-backed securities to fund current loan demand and future loan commitments.

Net loans increased from $27,573,000 on December 31, 1996 to $32,686,000 on September 30, 1997, an increase of $5,113,000, or 18.55%. This growth was funded primarily by deposit growth and the proceeds from maturing securities and principle repayments received from mortgage-backed securities. Installment loan growth continued to be strong and increased $2,911,000, or 20.84% during the period from December 31, 1996 to September 30, 1997. Commercial loans increased $1,618,000, or 15.56% and real estate loans increased $454,000, or 16.44% during the period.

Total deposits increased $3,917,000, or 9.93% from December 31, 1996 to September 30, 1997. The increase in deposits was due to the 28.95% increase in noninterest-bearing deposits which grew from $4,329,000 on December 31, 1996 to $5,582,000 on September 30, 1997, an increase of $1,253,000. Interest-bearing deposits increased $2,664,000 from $35,140,000 on December 31, 1996 to $37,804,000 on September 30, 1997, an increase of 7.58%. OSB plans to be active in attracting new deposits as needed to fund current and future loan demand.


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

Net income for the nine months ended September 30, 1997 was $267,000, or $57,000 more than the same period in 1996. The reason for the increase in earnings was due to improved interest income resulting from a higher loan to deposit ratio over the prior period, offset somewhat by increased occupancy costs from the new branch facility. Net income for the three months ended September 30, 1997 was $112,000, or $26,000 more than the same period in 1996. The improvement over the three-month period is due to the same reasons as discussed previously for the nine-month period.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Net interest income is the largest component of OSB's income and is affected by the interest rate environment and the volume and composition of interest earning assets and interest-bearing liabilities. Net interest income increased by $164,000 for the nine-month period ending September 30, 1997 compared to the same period in 1996. The increase in net interest income is attributable to OSB increasing its net loan to deposit ratio from 69.86% on December 31, 1996 to 75.33% as of September 30, 1997. The increase in the loan to deposit ratio has resulted in an improved net interest margin as loans typically earn a higher yield than other investing alternatives. OSB's interest expense during the nine-month period ending September 30, 1997 increased 6.69% over the prior year nine-month period compared to a 9.87% increase in interest income for the same period.

Net interest income increased by $70,000 for the three months ended September 30, 1997 compared to the same period in 1996. The improvement was the result of the same factors which were discussed above.

Noninterest income for the three months and nine months ended September 30, 1997 was comparable to the same periods in the prior year. Noninterest expense was up $85,000, or 7.66% for the nine months ending September 30, 1997 versus the nine months ending September 30, 1996 and $42,000, or 11.85% for the three months ended September 30, 1997 compared to the same period in the prior year. The increase occurred due to the overhead expense associated with the new branch which opened December 6, 1996.


CAPITAL RESOURCES

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain ceases. Failure to meet various capital requirements can initiate regulatory action having a direct material effect on the operations of the Bank.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                            Capital to risk-
                                             weighted assets
                                             ---------------            Tier 1 capital
                                         Total             Tier 1      to average assets
                                         -----             ------      -----------------
         Well capitalized                 10%                6%               5%
         Adequately capitalized            8%                4%               4%
         Undercapitalized                  6%                3%               3%

At September 30, 1997 and December 31, 1996, the actual capital ratios for the Bank were:

                                                              September 30, 1997         December 31, 1996
                                                              ------------------         -----------------
         Total capital to risk-weighted assets                       10.7%                     11.4%
         Tier 1 capital to risk-weighted assets                       9.9%                     10.5%
         Tier 1 capital to average assets                             7.4%                      7.4%

At September 30, 1997 and December 31, 1996, the Bank was categorized as well capitalized.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and OSB's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $2,819,000 at September 30, 1997 and $2,688,000 at December 31, 1996. These assets provided the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

Taking into account the capital adequacy, profitability and reputation maintained by OSB, available liquidity sources are considered adequate to meet current and projected needs.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                        Quarter ended September 30, 1997
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1 -       Legal Proceedings:
               ------------------
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities:
               ----------------------
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               --------------------------------
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               ----------------------------------------------------
               There are no matters required to be reported under this item.

Item 5 -       Other Information:
               ------------------
               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:
               ---------------------------------
               (a)    Exhibit 27 - Financial Data Schedule.

               (b) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (c) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 1997.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.

                                   SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OHIO STATE BANCSHARES, INC.
                                           (Registrant)


Date:  November 12, 1997                   /s/ Gary E. Pendleton
       ---------------------------         ---------------------
                                           (Signature)
                                           Gary E. Pendleton
                                           President and Chief Executive
                                           Officer


Date:  November 12, 1997                   /s/ William H. Harris
       ---------------------------         ---------------------
                                           (Signature)
                                           William H. Harris
                                           Executive Vice President and Cashier

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.

                                Index to Exhibits
--------------------------------------------------------------------------------

    EXHIBIT NUMBER                         DESCRIPTION                                   PAGE NUMBER
    --------------                         -----------                                   -----------
          27                     Financial Data Schedule                                      23


          99                     Safe Harbor Under the Private                Incorporated by reference
                                 Securities Litigation Reform Act             to Exhibit 99 to Annual
                                 of 1995                                      Report on Form 10-KSB for the Year
                                                                              Ended December 31, 1996 filed by
                                                                              the Small Business Issuer on March
                                                                              24, 1997.

--------------------------------------------------------------------------------