Form 10KSB
period 1997-12-31
OHIO STATE BANCSHARES INC
filed 1998-03-27
CIK 919644

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  (Mark one)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ..............  to ...............

           Commission File No. 0-28648

                           OHIO STATE BANCSHARES, INC.
                 (Name of small business issuer in its charter)

                            OHIO                                                         34-1579601
--------------------------------------------------------------               ------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

  111 South Main Street, Marion, Ohio                                                      43302
----------------------------------------                                                 ----------
(Address of principal executive offices)                                                 (Zip code)

     (740) 387-2265
---------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for the year ended December 31, 1997 was: $3,887,791

At March 4, 1998, there were issued and outstanding 121,200 of the Issuer's Common Shares.

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of March 4, 1998 was $3,745,547.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Proxy Statement to be dated approximately March 15, 1998, are incorporated by reference into Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10. Executive Compensation; Item 11. Security Ownership of Certain Beneficial Owners and Management; and Item 12. Certain Relationships and Related Transactions, of Part III.

Transitional Small Business Disclosure Form (check one):
Yes [ ]  No [X]

                                      INDEX

                                   FORM 10-KSB

PART I
------
       ITEM 1.       Description of Business..................................................................    2

       ITEM 2.       Description of Property..................................................................    3

       ITEM 3.       Legal Proceedings........................................................................    3

       ITEM 4.       Submission of Matters to a Vote of Security Holders......................................    4

PART II
-------

       ITEM 5.       Market for Common Equity and Related Shareholder Matters.................................    4

       ITEM 6.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................................................    5

       ITEM 7.       Financial Statements.....................................................................   20

       ITEM 8.       Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure......................................................   41

PART III
--------

       ITEM 9.       Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act........................................   41

       ITEM 10.      Executive Compensation...................................................................   41

       ITEM 11.      Security Ownership of Certain Beneficial Owners and Management...........................   41

       ITEM 12.      Certain Relationships and Related Transactions...........................................   41

       ITEM 13.      Exhibits and Reports on Form 8-K.........................................................   42

SIGNATURES           .........................................................................................   43

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS

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

                                  (Continued)

SUPERVISION AND REGULATION

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

EMPLOYEES

As of December 31, 1997, the Bank employed 17 full-time and 6 part-time employees.

ITEM 2 - DESCRIPTION OF PROPERTY

The Bank's main office is located in downtown Marion, Ohio. The Bank opened a full service branch at 220 Richland Road, Marion, Ohio in December 1996. The branch provides a full range of financial services including two drive-thru lanes, a full service ATM machine and night deposit capabilities. The branch expanded the Bank into the eastern part of Marion to better serve its existing customers in that area. The Bank opened two Customer-Bank Communication Terminals (ATM sites) in Marion in 1995. The Bank owns all premises related to its main office and leases its new branch under an operating lease. All such premises are suitable for their intended use. Management believes all properties are in excellent condition and are adequately covered by insurance.

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

                                  (Continued)

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Corporation's fiscal year ended December 31, 1997.

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

For 1997 and 1996, bid and ask quotations were obtained from CBI which makes a limited market in the Corporation's stock. The quotations are inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

     1997 (1)                Low Bid           High Bid              Low Ask             High Ask
     ----                    -------           --------              -------             --------
     1st Qtr.              $  34.50         $   34.50           $    36.50            $   36.50
     2nd Qtr.                 34.50             35.50                36.50                37.50
     3rd Qtr.                 35.50             35.50                37.50                37.50
     4th Qtr.                 35.50             37.00                37.50                39.00


     1996 (1)                Low Bid           High Bid              Low Ask             High Ask
     ----                    -------           --------              -------             --------

     1st Qtr.              $  30.00         $   30.00           $    32.00            $   32.00
     2nd Qtr.                 30.00             30.00                32.00                32.00
     3rd Qtr.                 30.00             31.00                32.00                33.00
     4th Qtr.                 31.00             33.50                33.00                35.50

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

The Corporation has 500,000 authorized and 121,200 outstanding shares of common stock held by approximately 476 shareholders as of December 31, 1997. The Corporation paid cash dividends of $0.20 per share in June and December of each year, resulting in a total amount of $0.40 per share in each of 1997 and 1996.

                                  (Continued)

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following pages, management presents an analysis of Ohio State Bancshares, Inc.'s financial condition and results of operations as of and for the year ended December 31, 1997 as compared to the prior year. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

RESULTS OF OPERATIONS

Net income for the Corporation was $347,000 in 1997, or $88,000 more than the $259,000 earned in 1996. The reason for the increase in earnings for 1997 was primarily due to total interest income increasing $372,000 from 1996 to 1997 while interest expense increased only $107,000 over the same period. This $265,000 increase in net interest income was a result of the Corporation increasing its loan to deposit ratio from 69.86% at year-end 1996 to 74.92% at year-end 1997. The yield earned on the average assets of the Corporation increased from 8.44% for the year ended December 31, 1996, to 8.70% for the year ended December 31, 1997. During the same period, the average cost of interest-bearing liabilities increased only from 4.47% to 4.50%. The increase in earning assets and the resulting increase in net interest margin enabled the Corporation to increase net income while absorbing the first year cost of its new branch at 220 Richland Road, Marion, Ohio.

NET INTEREST INCOME

Net interest income is the amount of interest earned on loans, securities, and other investments that exceeds the interest cost of deposits and other borrowings. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities, as well as indirectly affected by noninterest-bearing liabilities and shareholders' equity totals. Additionally, the market level of interest rates and the resultant competitive rate decisions made by management can impact net interest income. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are, in turn, affected by general economic conditions and other factors beyond the Corporation's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Board of Governors of the Federal Reserve System.

Net interest income increased $265,000 from 1996 to 1997. The net interest margin, which is net interest income divided by average earning assets, increased 30 basis points from 4.52% for 1996 to 4.82% for 1997. The margin increase was the result of an improved net interest spread combined with increasing the ratio of average interest-earning assets to average interest-bearing liabilities from 113.64% for 1996 to 115.82% for 1997.

                                  (Continued)

Total interest income increased $372,000 as the yield on earning assets increased from 8.44% in 1996 to 8.70% in 1997. Strong loan demand was the primary reason for the increase in total interest income. Interest and fees on loans increased $512,000 from year-end 1996 to year-end 1997, due to an increase in the average balances of loans of $5,456,000 during the period. This 21.39% increase in average loan volumes more than offset the decrease in the average loan yield from 9.75% in 1996 to 9.69% in 1997. Interest on taxable securities declined $151,000 as management used funds from maturing securities to fund seasonable loan demand. Interest on nontaxable securities increased $18,000 in 1997 as the Corporation increased its investments in nontaxable securities.

Total interest expense increased $107,000 in 1997. Average interest-bearing liabilities increased by $2,143,000 and the rate paid on interest-bearing liabilities increased by 3 basis points from year-end 1996 to year-end 1997. The average rate paid on time deposits increased from 5.76% in 1996 to 5.80% in 1997. Average time deposit balances remained at 58.78% of average interest-bearing liabilities in 1997, a similar percentage to the 58.56% in 1996.

                                  (Continued)

The following tables further illustrate the impact on net interest income from changes in average balances and yields of the Corporation's assets and liabilities.

             AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME FOR THE YEARS ENDED DECEMBER 31,
                                         (in thousands except percentages)

                                                           1997                                  1996
                                             --------------------------------      -------------------------------
                                                          Average    Interest                   Average   Interest
                                               Average   Yield or     Earned        Average    Yield or    Earned
                                               Balance   Rate Paid    or Paid       Balance    Rate Paid   or Paid
                                               -------   ---------    -------       -------    ---------   -------
ASSETS:
INTEREST-EARNING ASSETS:
    Interest-earning deposits                $     394    6.09%      $     24      $     546   5.86%      $      32
    Federal funds sold                             492    5.28             26            468   5.56              26
    Securities
       Taxable                                   8,488    5.85            500         10,911   5.91             651
       Nontaxable                                2,032    6.99            142          1,707   6.91             118
    Loans                                       30,963    9.69          2,999         25,507   9.75           2,486
                                             ---------               --------      ---------              ---------
TOTAL INTEREST-EARNING ASSETS                   42,369    8.70          3,691         39,139   8.44           3,313
                                             ---------               --------      ---------              ---------
NONINTEREST-EARNING ASSETS:
    Cash and due from banks                      1,957                                 1,737
    Premises and equipment, net                    883                                   803
    Other real estate owned
      and repossessions                             39                                    27
    Accrued interest and other assets              632                                   552
    Less:  Allowance for loan losses              (282)                                 (264)
                                             ---------                             ---------
TOTAL NONINTEREST-EARNING ASSETS                 3,229                                 2,855
                                             ---------                             ---------
TOTAL ASSETS                                 $  45,598                             $  41,994
                                             =========                             =========
LIABILITIES AND SHAREHOLDERS EQUITY:
INTEREST-BEARING LIABILITIES:
    NOW deposits                             $   5,815    1.89            110      $   5,238   1.91             100
    Savings and money market deposits            8,618    2.91            251          8,485   2.92             248
    Time deposits:
       Under $100,000                           15,669    5.87            920         14,182   5.84             828
       $100,000 and over                         5,836    5.60            327          5,987   5.58             334
    Other borrowings                               645    5.89             38            548   5.47              30
                                             ---------               --------      ---------              ---------
TOTAL INTEREST-BEARING LIABILITIES              36,583    4.50          1,646         34,440   4.47           1,540
                                             ---------               --------      ---------              ---------
NONINTEREST-BEARING LIABILITIES:
    Demand deposits                              5,178                                 4,036
    Accrued interest payable
      and other liabilities                        454                                   399
                                             ---------                             ---------
    TOTAL NONINTEREST-BEARING LIABILITIES        5,632                                 4,435
                                             ---------                             ---------
TOTAL LIABILITIES                               42,215                                38,875
TOTAL SHAREHOLDERS' EQUITY                       3,383                                 3,119
                                             ---------                             ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $  45,598                             $  41,994
                                             =========                             =========
    NET INTEREST INCOME                                              $  2,045                             $   1,773
                                                                     ========                             =========
    NET INTEREST SPREAD                                   4.20%                                3.97%
                                                          =====                                ====
    NET YIELD ON INTEREST
      EARNING ASSETS                                      4.82%                                4.52%
                                                          =====                                ====

Yields and amounts earned on loans include loan fees and late charges of $9,074 and $11,324 for the years ended December 31, 1997 and 1996. Nonaccruing loans are included in the daily average loan amounts outstanding. Yields on nontaxable securities have been computed on a fully tax equivalent basis utilizing a 34% tax rate. The historical amortized cost average balance of $8,547,000 for 1997 and $11,006,000 for 1996 was used to calculate yields for taxable securities. The average balance for securities represents the carrying value of securities. The net yield on interest-earning assets was computed by dividing net interest income by total interest-earning assets without the market value adjustment related to available-for-sale securities.

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

INTEREST RATES AND INTEREST DIFFERENTIAL

                                                   1997 Compared to 1996                 1996 Compared to 1995
                                                    Increase/(Decrease)                   Increase/(Decrease)
                                                    -------------------                   -------------------
                                                                         (In thousands)
                                                          Change      Change                     Change     Change
                                               Total      due to      due to          Total      due to     due to
                                              Change      Volume       Rate          Change      Volume      Rate
                                              ------      ------       ----          ------      ------      ----
Interest-earning deposits                  $     (8)   $     (9)   $      1         $   --     $     (1)   $      1
Federal funds sold                               --           1          (1)           (61)         (58)         (3)
Securities
     Taxable                                   (151)       (144)         (7)           (47)          12         (59)
     Nontaxable (1)                              24          23           1             85           85          --
Loans (2)                                       513         529         (16)           245          330         (85)
                                           --------    --------    --------         ------     --------    --------
        Total interest income                   378         400         (22)           222          368        (146)
                                           --------    --------    --------         ------     --------    --------
Deposits
NOW accounts                                     10          11          (1)            (2)          (1)         (1)
Savings deposits                                  3           4          (1)           (11)          (8)         (3)
Time deposits < $100,000                         92          87           5            113           86          27
Time deposits > $100,000                         (7)         (8)          1             73           83         (10)
Other borrowings                                  8           6           2             27           28          (1)
                                           --------    --------    --------         ------     --------    --------
        Total interest expense                  106         100           6            200          188          12
                                           --------    --------    --------         ------     --------    --------
Net interest income                        $    272    $    300    $    (28)        $   22     $    180    $   (158)
                                           ========    ========    ========         ======     ========    ========

(1) Nontaxable income is adjusted to a fully tax equivalent basis utilizing a 34% tax rate.

(2) Nonaccrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses that management considers adequate to provide for probable credit losses in the loan portfolio. A grading system is utilized for the commercial loan portfolio. The Loan Review Committee of the Board reviews, on a quarterly basis, the status of all credit relationships of $100,000 or more excluding residential mortgages and assigns or reassigns judgmental grades based on a mathematical system. The grades indicate the risk level of the loans to the Corporation and loss allowances are, in part, established from this analysis. Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet the debt service requirements. Often this is associated with a delay or shortfall in payments of 60 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, consumer automobile, home equity and credit card loans with balances less than $300,000. In addition, leases are excluded from impairment consideration. The Corporation evaluates the remaining loan portfolio and establishes loss allowances based on historical loan loss data, which the Corporation has been accumulating since its inception, as well as anticipated credit losses. At year-end 1997, the allowance had a balance of $311,095 (0.90% of total loans).

The following table sets forth the amount of loans which were on nonaccrual status, were past due 90 days or more (in payment of interest or principal), or were impaired.

                                                  Nonaccrual, Past Due and Impaired Loans at December 31,
                                                  -------------------------------------------------------
                                                                        (In thousands)
                                                                      1997            1996
                                                                      ----            ----
Nonaccrual loans                                                 $         35     $         29
Loans past due 90 days or more,
  excluding nonaccrual loans                                              184               40
Impaired loans (all also nonaccrual)                                      282               --
                                                                 ------------     ------------

Total                                                            $        501     $         69
                                                                 ============     ============

The Corporation's policy for placing loans on nonaccrual status is that the Corporation will not accrue interest income on loans (other than consumer loans) which are contractually past due as to principal or interest by 60 days, unless collection is assured.

The following chart presents only those watchlist loans at December 31, 1997, that are not reported above as nonaccrual, delinquent or impaired. Watchlist loans include the majority of loans 90 days or more delinquent, all commercial loans with an internal loan grade of E (substandard) or less, and all nonaccrual loans unless the loans are well secured or in the process of collection. Additionally, loan officers may request a loan be added to the watchlist if they suspect payback problems may arise and feel the need for frequent reviews.

         Type of Loan:                           Number of Loans                            Watchlist Amount
         -------------                           ---------------                            ----------------
         Installment                                     7                                   $     29,067
         Commercial                                      2                                         36,324
                                                      ----                                   ------------
                                                         9                                   $     65,391
                                                      ====                                   ============

The following table shows activity in the allowance for loan losses and pertinent ratios during the years indicated.

                                                                                      1997             1996
                                                                                      ----             ----
                                                                                         (in thousands)
                  Allowance for loan losses:
                  Balance at beginning of period                                  $        281    $        252
                  Loans charged off:
                        Commercial                                                          (9)             (7)
                        Real estate                                                         --              --
                        Installment                                                       (133)           (159)
                                                                                  ------------    ------------
                           Total loans charged off:                                       (142)           (166)
                                                                                  ------------    ------------
                  Recoveries of loans previously charged off:
                        Commercial                                                           1              --
                        Real estate                                                         --              --
                        Installment                                                         32              32
                                                                                  ------------    ------------
                           Total loan recoveries                                            33              32
                                                                                  ------------    ------------

                  Net loans charged off                                                   (109)           (134)
                  Provision charged to operating expense                                   139             163
                                                                                  ------------    ------------

                  Balance at end of period                                        $        311    $        281
                                                                                  ============    ============

Ratios:

Net loans charged off to average loans                                               0.35%            0.53%
Net loans charged off to total loans at end of period                                0.32%            0.48%
Allowance for loan losses to average loans                                           1.00%            1.10%
Allowance for loan losses to total loans at end of period                            0.90%            1.01%
Net loans charged off to allowance for loan losses at end of period                 35.05%           47.69%
Net loans charged off to provision for loan losses                                  78.42%           82.21%

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan:

                                                            Percentage of                          Percentage of
                                                            Loans in Each                          Loans in Each
                                           Allowance         Category to         Allowance          Category to
                                             Amount          Total Loans           Amount           Total Loans
                                             ------          -----------           ------           -----------
                                                December 31, 1997                      December 31, 1996
                                                -----------------                      -----------------
Commercial                              $      42,503        37.91%           $        7,581        37.51%
Real Estate                                     2,646         9.60                     2,288         9.96
Installment                                   143,736        50.72                   114,156        50.40
Credit Cards                                   11,462         1.73                    10,793         2.00
Other                                              14          .04                       116          .13
Unallocated                                   110,734          N/A                   146,208          N/A
                                        -------------       ------            --------------       ------

Total Allocation                        $     311,095       100.00%           $      281,142       100.00%
                                        =============       ======            ==============       ======

NONINTEREST INCOME

Noninterest income decreased from $241,000 in 1996 to $231,000 in 1997, a 4.24% decrease. Noninterest income consists of fees on deposits and checking accounts, fees on other services and gains resulting from the sale of loans or securities. Fees on deposits and checking accounts were on plan in 1997 and similar to 1996 levels.

NONINTEREST EXPENSE

These expenses are broken into three major categories which include personnel expense, occupancy expense and other operating expenses. Noninterest expense to total assets decreased from 3.40% in 1996 to 3.27% in 1997. Personnel expense increased 4.15% from 1996 to 1997, as a result of normal salary increases. Occupancy expenses increased from $257,000 in 1996 to $341,000 in 1997, a 32.30% increase. This was due primarily to expenses incurred at the Bank's Richland Road branch which opened in late 1996. All other operating expenses increased 10.10% from $526,000 in 1996 to $579,000 in 1997 largely due to increased losses incurred on repossessed vehicles and expenses associated with the new branch.

FINANCIAL CONDITION

TOTAL ASSETS

Total assets grew from $43,056,000 on December 31, 1996 to $49,794,000 on December 31, 1997, a 15.65% increase. The major reason for the growth in assets was a 24.75% increase in net loans which grew from $27,573,000 at year-end 1996, to $34,396,000 at year-end 1997, a $6,823,000 increase. Cash and due from banks increased $1,038,000, or 38.63% from $2,688,000 at December 31, 1996 to
$3,726,000 at December 31, 1997. Securities decreased 6.63%, or $710,000 from $10,719,000 on December 31, 1996, to $10,009,000 on December 31, 1997.

LOANS

Total gross loans increased 24.31% from $27,713,000 on December 31, 1996 to $34,451,000 on December 31, 1997. Installment loans increased 25.10% from $13,968,000 in 1996 to $17,474,000 in 1997. Commercial loans increased from $10,396,000 on December 31, 1996 to $13,059,000 on December 31, 1997, a 25.62%
increase during the period. The installment loan growth was due to obtaining an increased market share of the indirect automobile loan business in Marion, as well as strong demand in the local market. Management's strategy has been to be very competitive with interest rates on high quality loans. Commercial loan growth was primarily due to local economic factors.

The Corporation's loan portfolio consists primarily of commercial and agricultural loans, consumer loans (loans to individuals for household, family and other personal expenses) and real estate loans. These categories accounted for approximately 38%, 52%, and 10% of the Corporation's total loan portfolio on December 31, 1997. The Corporation's present policy regarding diversity in the loan portfolio is based on local economic conditions, competitive forces, supply of funds and indicators in order to optimize income.

With certain exceptions, the Bank is permitted under applicable law to make loans to individual borrowers in aggregate amounts of up to 15% of the Bank's total capital. As of December 31, 1997, the lending limit for the Bank was approximately $528,000. The Bank sells participations in its loans where necessary to stay within legal lending limits.

The following is a schedule of contractual maturities of fixed and variable rate loans, rounded to the nearest thousand, as of December 31, 1997.

                                                      One              One
                                                     Year            Through       After Five
                                                    or Less        Five Years         Years            Total
                                                    -------        ----------         -----            -----
REAL ESTATE
   Fixed Rate                                                    $         81                     $         81
   Variable Rate                                                           76     $      3,150           3,226
                                                                 ------------      -----------    ------------
   Total Real Estate                                                      157            3,150           3,307

COMMERCIAL
   Fixed Rate                                    $        842             228               25           1,095
   Variable Rate                                        2,639           2,607            6,718          11,964
                                                 ------------    ------------     ------------    ------------
   Total Commercial                                     3,481           2,835            6,743          13,059

INSTALLMENT
   Fixed Rate                                             233          15,444            1,243          16,920
   Variable Rate                                           20             184              350             554
                                                 ------------    ------------     ------------    ------------
   Total Installment                                      253          15,628            1,593          17,474

CREDIT CARDS
   Fixed Rate                                             351                                              351
   Variable Rate                                          244                                              244
                                                 ------------                                     ------------
   Total Credit Card                                      595                                              595

OTHER
   Fixed Rate                                               2                                                2
   Variable Rate                                           14                                               14
                                                 ------------    ------------     ------------    ------------
   Total Other                                             16                                               16

TOTAL ALL LOANS                                  $      4,345    $     18,620     $     11,486    $     34,451
                                                 ============    ============     ============    ============
   FIXED RATE                                    $      1,428    $     15,753     $      1,268    $     18,449
   VARIABLE                                      $      2,917    $      2,867     $     10,218    $     16,002

SECURITIES

In order to maintain appropriate assets to meet the Corporation's liquidity and asset/liability management requirements, the Corporation purchases United States Treasury securities, obligations of federal agencies, mortgage-backed securities, and obligations of state and political subdivisions. Purchases of such securities, as well as sales of federal funds (short-term loans to other banks) and placement of funds in certificates of deposit with other financial institutions, are made as investments pending the utilization of funds for loans and other purposes.

The Corporation's policy is to stagger the maturities of its securities to meet the overall liquidity requirements of the Corporation. The Corporation has classified the majority of its securities portfolio as available for sale to provide flexibility should funding be required for loan demand.

During 1997, net loan balances increased only $383,000 more than deposit balances increased. The loan growth was steady throughout the year while most of the deposit growth in 1997 occurred during the last four months of the year. Maturing securities, principal paydowns of government-insured mortgage securities and short-term borrowings were used to fund the loan demand during peak periods. Because the Corporation's net operating loss carryforwards were fully utilized during 1995, management began purchasing municipal bonds and has increased this portion of the securities portfolio during the past two years. At year-end 1997, obligations of state and political subdivisions totaled $2,159,000.

United States Government securities may be pledged to meet security requirements imposed as a condition to receive the public funds. At December 31, 1997, the Corporation had $3,938,000 pledged to secure public deposits compared to $4,946,000 on December 31, 1996. The Corporation has no securities of an "issuer" where the aggregate carrying value of such securities exceeds ten percent of shareholders' equity.

The following tables summarize the amounts and distribution of the Corporation's securities held and the weighted average yields as of December 31, 1997 and December 31, 1996:

                                                       1997                                    1996
                                        --------------------------------         -------------------------------
                                        Amortized        Fair    Average         Amortized       Fair    Average
                                          Cost           Value    Yield            Cost          Value    Yield
                                          ----           -----    -----            ----          -----    -----
AVAILABLE FOR SALE
U.S. TREASURY SECURITIES:
    Over 1 year through 5 years        $      650    $      654    5.98%

U.S. GOVERNMENT AGENCIES:
    3 months or less                                                             $     210     $      211  6.82%
    Over 1 year through 5 years               502           504    6.20              1,503          1,497  6.02
                                       ----------    ----------   -----          ---------     ----------  ----
    TOTAL U.S. GOVERNMENT
      AGENCIES                                502           504    6.20              1,713          1,708  6.12

MORTGAGE-BACKED SECURITIES                  5,979         5,968    6.58              6,258          6,200  6.46
OTHER SECURITIES                              223           223    6.19                182            182  6.21
                                       ----------    ----------   -----          ---------     ----------  ----
TOTAL SECURITIES
  AVAILABLE FOR SALE                   $    7,354    $    7,349    6.49%         $   8,153     $    8,090  6.38%
                                       ==========    ==========   =====          =========     ==========  ====

                                                       1997                                    1996
                                        --------------------------------         -------------------------------
                                        Amortized        Fair    Average         Amortized       Fair    Average
                                          Cost           Value    Yield            Cost          Value    Yield
                                          ----           -----    -----            ----          -----    -----
HELD TO MATURITY
U.S. TREASURY SECURITIES:
    3 months or less                                                             $     100     $      100   6.25%

U.S. GOVERNMENT AGENCIES:
    Over 3 months through
      12 months                        $      500    $      492    6.05%
    Over 1 year through 5 years                                                        500            467   6.05

OBLIGATIONS OF STATES AND
  POLITICAL SUBDIVISIONS
    Over 5 year through 10 years              135           141    5.60
    Over 10 years                           2,024         2,098    5.67              2,029          2,042   5.73
                                       ----------    ----------   -----          ---------     ----------   ----
    TOTAL OBLIGATIONS OF STATES
      AND POLITICAL SUBDIVISIONS            2,159         2,239    5.66              2,029          2,042   5.73
                                       ----------    ----------   -----          ---------     ----------   ----
TOTAL SECURITIES
  HELD TO MATURITY                     $    2,659    $    2,731    5.74%         $   2,629     $    2,609   5.81%
                                       ==========    ==========   =====          =========     ==========   ====
CERTIFICATES OF DEPOSIT:
    3 months or less                   $       99    $       99    5.60%
    Over 3 months through
      12 months                               100           100    6.80          $     300     $      301   5.88%
    Over 1 year through
      5 years                                                                          199            201   6.20
                                       ----------    ----------   -----          ---------     ----------   ----
    TOTAL CERTIFICATES OF
      DEPOSIT                          $      199    $      199    6.20%         $     499     $      502   6.01%
                                       ==========    ==========   =====          =========     ==========   ====

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

DEPOSITS

Deposits are the Corporation's primary source of funds. The Corporation can obtain additional funds when needed through the overnight purchase of federal funds to meet occasional declines in deposits, to satisfy cash reserve requirements, or for other short-term liquidity needs. At times, when the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, it increases its investment in securities, sells federal funds to other financial institutions or places funds in short-term certificates of deposit with other financial institutions. The distribution of the Corporation's deposits in terms of maturity and applicable interest rates is a primary determinant of the Corporation's cost of funds and the relative stability of its supply of funds. The maximum rates of interest which may be paid on deposits by banks have, for most accounts, been removed. Thus, most accounts are not subject to interest rate limitations and, therefore, tend to reflect current market rates of interest available to depositors at a given time. At December 31, 1997, the aggregate amount of time, savings and interest-bearing demand deposits was 84.73% of total deposits. The Corporation does not have any foreign deposits, nor does it have any material concentration of deposits.

Total deposits increased from $39,469,000 on December 31, 1996 to $45,909,000 on December 31, 1997, a 16.32% increase. The major reason for this substantial increase in deposits was the 61.99% increase in noninterest-bearing demand accounts which grew from $4,329,000 on December 31, 1996 to $7,012,000 on December 31, 1997. Almost 50% of the deposit growth for 1997 occurred in the last quarter of the year. Interest-bearing demand deposits increased $785,000, or 13.17%, from $5,957,000 at year-end 1996 to $6,742,000 at year-end 1997.
Savings account balances increased 10.53% from $8,350,000 on December 31, 1996 to $9,229,000 on December 31, 1997. Certificates of deposit increased from $20,834,000 at the end of 1996, to $22,926,000 at the end of 1997, a 10.04%
increase. The Corporation was able to attract sufficient dollars to fund its growing loan portfolio without paying rates higher than the market.

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

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are scheduled to reprice or mature in each of the indicated time periods. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were calculated in relation to the actual contractual terms of the asset or liability. The table, however, does not necessarily indicate the impact of general interest rate changes on the Corporation's net interest income in part because the repricing of certain categories of assets and liabilities is subject to competition and other factors beyond the control of the Corporation. Because of this limitation, certain assets and liabilities depicted as maturing or repricing within a specific period may in fact mature or reprice at other times and at different volumes.

Interest Rate Sensitivity Gap as of December 31, 1997 (in thousands)

                                                                            One             Over
                                               0-3          3-12          Through           Five
                                             Months        Months       Five Years          Years          Total
                                             ------        ------       ----------          -----          -----
Assets
     Loans (1)                           $    13,495    $     5,100     $    15,605    $       251      $    34,451
     Securities (1)                                             500           1,654          7,855           10,009
     Federal funds sold                        1,057                                                          1,057
     Interest-earning deposits                    99            100                                             199
                                         -----------    -----------     -----------    -----------      -----------
Rate sensitive assets (RSA)                   14,651          5,700          17,259          8,106           45,716

Liabilities
     Interest-bearing demand (2)               6,742                                                          6,742
     Savings (2)                               9,229                                                          9,229
     Time deposits                             4,254          9,879           8,793                          22,926
                                         -----------    -----------     -----------    -----------      -----------
Rate sensitive liabilities (RSL)              20,225          9,879           8,793                          38,897
                                         -----------    -----------     -----------    -----------      -----------
Period GAP (3)                           $    (5,574)   $    (4,179)    $     8,466    $     8,106      $     6,819
                                         ===========    ===========     ===========    ===========      ===========
Cumulative GAP                           $    (5,574)   $    (9,753)    $    (1,287)   $     6,819
                                         ===========    ===========     ===========    ===========
Percentage of RSA                             (12.19)%       (21.33)%         (2.82)%       14.92%
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

CAPITAL RESOURCES

Shareholders' equity totaled $3,563,000 on December 31, 1997, compared to $3,226,000 on December 31, 1996. At December 31, 1997 and December 31, 1996, the ratio of shareholders' equity to assets was 7.16% and 7.49%.

Under "Prompt Corrective Action" regulations, the FDIC has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under capitalized). The Bank meets the "well capitalized" definition which requires a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, and a leverage ratio of at least 5% and the absence of any written agreement, order, or directive from a regulatory agency. "Well-capitalized" status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Bank was categorized as "well-capitalized" at December 31, 1997 and 1996.

LIQUIDITY

Liquidity management focuses on the Corporation's ability to have funds available to meet the loan and depository transaction needs of its customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits the Corporation maintains at other banks, federal funds sold and other short-term investments) totaled $3,726,000 at year-end 1997 and $2,688,000 at year-end 1996. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale, access to Federal Home Loan Bank advances, as the Corporation is a member of the Federal Home Loan Bank of Cincinnati, and agreements with correspondent banks for buying and selling Federal Funds. The fair value of securities classified as available for sale was $7,350,000 and $8,090,000 as of December 31, 1997 and December 31, 1996.

An additional measure of liquidity is the amount of loans carried in relation to total deposits. Lower ratios can indicate greater liquidity. Management's goal is to maintain a loan to deposit ratio of approximately 75%, or great enough to maximize the earnings potential of the Corporation while maintaining adequate liquidity levels. The Corporation's loan to deposit ratio on December 31, 1997 was 74.92%, up from 69.86% on December 31, 1996.

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

YEAR 2000

The Corporation's strategy and operating plan is to achieve operating readiness to ensure that its customers are provided uninterrupted services and the Corporation is able to comply with all applicable consumer protection statutes as they relate to Year 2000 Compliance.

In January 1998, a committee of its corporate officers was formed to identify all software systems, equipment and vendors that could possibly be affected by the Year 2000 century change, devise a detailed testing and confirmation system that will ensure that all affected systems are tested or certified by the vendor as of December 31, 1998 and develop contingency plans including the possibility of changing vendors for any application that the Corporation is unable to test or certify to be Year 2000 compliant. The committee will also review all commercial loans to determine if and to what extent their ability to do business and to repay their loans will be affected by the Year 2000 century change. Should the committee determine a business will be affect by the Year 2000 issue, the committee will notify that customer of its concerns and monitor the progress of that customer towards the goal of being Year 2000 compliant. Management does not believe that the associated costs relating to the Year 2000 effort will materially affect the Corporation's results of operations, liquidity and capital resources.

ANTICIPATED IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" which was issued in December 1996, defers for one year the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS 125 continued to be effective January 1, 1997. SFAS No. 125 did not have a material impact on the Corporation's financial statements.

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data must be restated to conform with the new presentation. The Corporation currently has no common stock equivalents.

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidates existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS No. 129 and, therefore, SFAS No. 129 had no impact on the Corporation. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.

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

SFAS No. 130 requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purpose is required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Because the Corporation has no non-banking subsidiaries or other significant segments, SFAS No. 131 will not affect the Corporation.

ITEM 7 - FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Ohio State Bancshares, Inc.
Marion, Ohio

We have audited the accompanying consolidated balance sheets of Ohio State Bancshares, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ohio State Bancshares, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   Crowe, Chizek and Company LLP

Columbus, Ohio
January 30, 1998

                           OHIO STATE BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                                                       1997                1996
                                                                                       ----                ----
ASSETS
Cash and due from banks                                                         $     2,669,486    $      1,972,038
Federal funds sold                                                                    1,057,000             716,000
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  3,726,486           2,688,038
Interest-earning deposits                                                               199,000             499,000
Securities available for sale, at fair value                                          7,349,595           8,089,532
Securities held to maturity (Fair value of
  $2,731,413 in 1997 and $2,609,268 in 1996)                                          2,659,045           2,629,280
Loans, net of allowance for loan losses                                              34,395,874          27,572,913
Premises and equipment, net                                                             837,187             914,569
Other real estate owned and repossessions                                                18,598              52,780
Accrued interest receivable                                                             341,961             347,580
Other assets                                                                            266,124             262,194
                                                                                ---------------    ----------------
              Total assets                                                      $    49,793,870    $     43,055,886
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
     Noninterest-bearing                                                        $     7,012,228    $      4,328,870
     Interest-bearing                                                                38,896,495          35,140,100
                                                                                ---------------    ----------------
         Total                                                                       45,908,723          39,468,970
Accrued interest payable                                                                218,240             236,798
Other liabilities                                                                       104,092             124,138
                                                                                ---------------    ----------------
         Total liabilities                                                           46,231,055          39,829,906

Shareholders' equity
Common stock, $10.00 par value,
  500,000 shares authorized; 121,200 shares
  issued and outstanding                                                              1,212,000           1,212,000
Additional paid-in capital                                                            1,831,227           1,831,227
Retained earnings                                                                       523,078             224,862
Unrealized loss on securities
  available for sale, net of tax                                                         (3,490)            (42,109)
                                                                                ---------------    ----------------
         Total shareholders' equity                                                   3,562,815           3,225,980
                                                                                ---------------    ----------------
              Total liabilities and
                shareholders' equity                                            $    49,793,870    $     43,055,886
                                                                                ===============    ================

          See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1997 and 1996

                                                                                        1997               1996
                                                                                        ----               ----
INTEREST INCOME
     Loans, including fees                                                        $    2,998,530    $     2,486,077
     Taxable securities                                                                  500,162            651,024
     Nontaxable securities                                                               108,687             90,778
     Federal funds sold                                                                   26,056             25,522
     Certificates of deposit                                                              23,629             32,098
                                                                                  --------------    ---------------
        Total interest income                                                          3,657,064          3,285,499
INTEREST EXPENSE
     Deposits                                                                          1,607,988          1,509,093
     Other borrowings                                                                     38,333             30,427
                                                                                  --------------    ---------------
        Total interest expense                                                         1,646,321          1,539,520
                                                                                  --------------    ---------------
NET INTEREST INCOME                                                                    2,010,743          1,745,979
     Provision for loan losses                                                           139,000            163,000
                                                                                  --------------    ---------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                            1,871,743          1,582,979
NONINTEREST INCOME
     Fees for customer services                                                          217,801            208,353
     Net realized gain on sales of securities available for sale                             151              7,314
     Other income                                                                         12,775             25,268
                                                                                  --------------    ---------------
        Total noninterest income                                                         230,727            240,935
NONINTEREST EXPENSE
     Salaries and employee benefits                                                      709,712            681,441
     Occupancy                                                                           340,659            257,493
     Office supplies                                                                      91,661             92,634
     FDIC and state assessments                                                           15,397              7,724
     Professional fees                                                                    52,792             47,471
     Advertising and public relations                                                     54,790             46,747
     Taxes, other than income                                                             47,618             48,874
     Loss on other real estate owned and repossessions                                    36,000             18,000
     Credit card processing expense                                                       54,174             56,385
     Insurance                                                                            30,906             30,699
     Other expenses                                                                      195,986            177,655
                                                                                  --------------    ---------------
        Total noninterest expense                                                      1,629,695          1,465,123
                                                                                  --------------    ---------------
INCOME BEFORE INCOME TAXES                                                               472,775            358,791
     Income tax expense                                                                  126,079             99,385
                                                                                  --------------    ---------------
NET INCOME                                                                        $      346,696    $       259,406
                                                                                  ==============    ===============
Basic and diluted earnings per share                                              $         2.86    $          2.14
                                                                                  ==============    ===============
Average shares outstanding                                                               121,200            121,200
                                                                                  ==============    ===============

          See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996

                                                                                   Unrealized Loss
                                                  Additional                        on Securities          Total
                                   Common           Paid-in           Retained        Available        Shareholders'
                                    Stock           Capital           Earnings        for Sale            Equity
                                    -----           -------           --------        --------            ------
Balance, January 1,
  1996                        $    1,212,000     $    1,831,227    $      13,936    $        (46)   $     3,057,117

Net income                                                               259,406                            259,406

Cash dividends declared
  ($0.40 per share)                                                      (48,480)                           (48,480)

Change in unrealized
  loss on securities
  available for sale                                                                     (42,063)           (42,063)
                              --------------     --------------    -------------    ------------    ---------------

Balance, December 31,
  1996                             1,212,000          1,831,227          224,862         (42,109)         3,225,980

Net income                                                               346,696                            346,696

Cash dividends declared
  ($0.40 per share)                                                      (48,480)                           (48,480)

Change in unrealized
  loss on securities
  available for sale                                                                      38,619             38,619
                              --------------     --------------    -------------    ------------    ---------------

Balance, December 31,
  1997                        $    1,212,000     $    1,831,227    $     523,078    $     (3,490)   $     3,562,815
                              ==============     ==============    =============    ============    ===============

          See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996

                                                                                          1997              1996
                                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                   $      346,696    $       259,406
     Adjustment to reconcile net income to net cash
       from operating activities:
         Depreciation and amortization                                                   135,413            100,529
         Net amortization of security premiums                                            23,129             33,209
         Provision for loan losses                                                       139,000            163,000
         Deferred taxes                                                                   64,509             53,876
         Net realized gains on securities available for sale                                (151)            (7,314)
         Loss on other real estate owned and repossessions                                36,000             18,000
         FHLB stock dividends                                                            (11,300)            (9,000)
         Net changes in:
              Interest receivable                                                          5,619            (43,196)
              Interest payable                                                           (18,558)               124
              Other assets and liabilities                                              (108,380)          (241,725)
                                                                                  --------------    ----------------
         Net cash from operating activities                                              611,977            326,909

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Proceeds from sales                                                           1,819,921          2,714,626
         Proceeds from maturities and principal paydowns                               1,489,820          2,527,337
         Purchases                                                                    (2,517,733)        (1,519,203)
     Securities held to maturity:
         Proceeds from maturities and principal paydowns                                 100,000
         Purchases                                                                      (135,000)          (818,798)
     Net change in interest-earning deposits in other banks                              300,000              1,000
     Net change in loans                                                              (7,090,014)        (5,029,413)
     Purchases of premises and equipment                                                 (58,031)          (247,480)
     Proceeds from sale of other real estate owned and repossessions                     126,235            152,829
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (5,964,802)        (2,219,102)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                            6,439,753          1,178,281
     Cash dividends paid                                                                 (48,480)           (48,480)
                                                                                  --------------    ---------------
         Net cash from financing activities                                            6,391,273          1,129,801
                                                                                  --------------    ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                1,038,448           (762,392)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         2,688,038          3,450,430
                                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $    3,726,486    $     2,688,038
                                                                                  ==============    ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                                                $    1,664,879    $     1,539,396
     Income taxes paid                                                                     5,000            105,527
     Loans transferred to other real estate owned and repossessions                      128,053            154,899

          See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Ohio State Bancshares, Inc. ("Corporation") and its wholly-owned subsidiary, The Marion Bank ("Bank"). All significant intercompany transactions and balances have been eliminated in the consolidation. At the annual shareholders' meeting held on April 13, 1995, The Marion Bank's shareholders approved a plan of reorganization whereby they would exchange their shares of The Marion Bank stock for the common stock of a bank holding company. The reorganization was consummated on May 16, 1996. The transaction represented an internal reorganization and the historical basis of assets and liabilities have been carried forward without change.

NATURE OF OPERATIONS: Commercial, real estate, and installment loans are made to customers primarily in Marion County, Ohio. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. All operations are in the banking industry.

USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and the status of contingencies are particularly subject to change.

CASH FLOW REPORTING: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, interest-bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Realized gains are based on the amortized cost of the specific security sold. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income includes amortization of purchase premium or discount.

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

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

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loans are reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 60 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

PREMISES AND EQUIPMENT: Asset cost is reported net of accumulated depreciation. Depreciation expense is calculated generally on the straight-line method over asset useful lives. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed and major improvements are capitalized.

OTHER REAL ESTATE OWNED AND REPOSSESSIONS: Real estate properties and repossessions acquired in collection of a loan are recorded at fair value at acquisition. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported as net loss on other real estate owned and repossessions.

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

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

FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

DIVIDEND RESTRICTION: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the Bank to the Corporation. For regulatory capital requirements, see a separate note.

EARNINGS PER SHARE: Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share is not currently applicable since the Corporation has no common stock equivalents.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1996 financial statements to be comparable to the 1997 presentation.

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 2 - SECURITIES

Year-end securities were as follows:

                                                                               1997
                                                   ---------------------------------------------------------
                                                                      Gross           Gross
                                                   Amortized       Unrealized      Unrealized          Fair
                                                     Cost             Gains          Losses            Value
                                                     ----             -----          ------            -----
AVAILABLE FOR SALE
     U.S. Treasury securities                   $     650,291    $      3,897                    $     654,188
     Obligations of U.S. government
       agencies                                       502,203           1,772                          503,975
     Mortgage-backed securities                     5,979,249          11,438     $    22,395        5,968,292
                                                -------------    ------------      ----------    -------------
        Total debt securities available
          for sale                                  7,131,743          17,107          22,395        7,126,455
     Other securities                                 223,140                                          223,140
                                                -------------    ------------     -----------    -------------
        Total securities
          available for sale                    $   7,354,883    $     17,107     $    22,395    $   7,349,595
                                                =============    ============     ===========    =============
HELD TO MATURITY
     Obligations of U.S.
       government agencies                      $     500,000                     $     8,410    $     491,590
     Obligations of state and political
       subdivisions                                 2,159,045    $     80,778                        2,239,823
                                                -------------     -----------     -----------    -------------
        Total securities held to
          maturity                              $   2,659,045    $     80,778     $     8,410    $   2,731,413
                                                =============    ============     ===========    =============

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 2 - SECURITIES (Continued)

                                                                               1996
                                                   ---------------------------------------------------------
                                                                      Gross           Gross
                                                   Amortized       Unrealized      Unrealized          Fair
                                                     Cost             Gains          Losses            Value
                                                     ----             -----          ------            -----

AVAILABLE FOR SALE
     Obligations of U.S. government
       agencies                                 $   1,713,884    $        739     $     7,264    $   1,707,359
     Mortgage-backed securities                     6,257,609           3,872          61,148        6,200,333
                                                -------------    ------------     -----------    -------------
        Total debt securities available
          for sale                                  7,971,493           4,611          68,412        7,907,692
     Other securities                                 181,840                                          181,840
                                                -------------    ------------     -----------    -------------
        Total securities
          available for sale                    $   8,153,333    $      4,611     $    68,412    $   8,089,532
                                                =============    ============     ===========    =============
HELD TO MATURITY
     U.S. Treasury securities                   $      99,912    $        213                    $     100,125
     Obligations of U.S.
       government agencies                            500,000                     $    32,755          467,245
     Obligations of state and political
       subdivisions                                 2,029,368          21,692           9,162        2,041,898
                                                -------------    ------------     -----------    -------------
        Total securities held to
          maturity                              $   2,629,280    $     21,905     $    41,917    $   2,609,268
                                                =============    ============     ===========    =============

Sales of available for sales securities were:

                                                            1997               1996
                                                            ----               ----
     Proceeds                                           $ 1,819,921       $ 2,714,626
     Gross gains                                                946            15,956
     Gross losses                                               795             8,642

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 2 - SECURITIES (Continued)

Contractual maturities of securities at year-end were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                       Available-for-sale securities             Held to maturity securities
                                       -----------------------------             ---------------------------
                                        Amortized          Fair                  Amortized         Fair
                                          Cost             Value                   Cost            Value
                                          ----             -----                   ----            -----
Due in one year or less                                                      $     500,000     $     491,590
Due from one to five years           $   1,152,494    $   1,158,163
Due from five to ten years                                                         134,770           142,215
Due after ten years                                                              2,024,275         2,097,608
Mortgage-backed                          5,979,249        5,968,292
Other securities                           223,140          223,140
                                     -------------    -------------          -------------     -------------
                                     $   7,354,883    $   7,349,595          $   2,659,045     $   2,731,413
                                     =============    =============          =============     =============

Securities with carrying values of $3,938,000 and $4,946,000 at December 31, 1997 and 1996 were pledged to secure public deposits and for other purposes.

NOTE 3 - LOANS

Year-end loans were as follows:

                                                                            1997                1996
                                                                            ----                ----
         Commercial                                                    $    13,059,019    $     10,395,804
         Installment                                                        17,474,294          13,967,939
         Real estate                                                         3,307,311           2,761,119
         Credit card                                                           595,324             554,928
         Other                                                                  15,330              33,708
                                                                       ---------------    ----------------
                                                                            34,451,278          27,713,498
        Net deferred loan costs                                                255,691             140,557
        Allowance for loan losses                                             (311,095)           (281,142)
                                                                       ---------------    ----------------
                                                                       $    34,395,874    $     27,572,913
                                                                       ===============    ================

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows:

                                                                                 1997              1996
                                                                                 ----              ----
         Beginning balance                                               $      281,142     $      252,174
         Loans charged off                                                     (141,854)          (165,534)
         Recoveries of previous charge-offs                                      32,807             31,502
         Provision for loan losses                                              139,000            163,000
                                                                         --------------     --------------
         Ending balance                                                  $      311,095     $      281,142
                                                                         ==============     ==============

Impaired loans were as follows:

                                                                                 1997
                                                                                 ----
         Year-end impaired loans with allowance for
           loan losses allocated                                               $282,000
         Amount of the allowance allocated                                       32,000
         Average of impaired loans during the year                               87,916
         Total interest income recognized during impairment                       1,700
         Cash-basis interest income recognized                                    1,700

As of and for the year ended December 31, 1996, the Corporation had no loans for which impairment was required to be evaluated on an individual basis. Loans on which the accrual of interest has been discontinued because circumstances indicate that collection is questionable amounted to $316,880 and $29,147 at December 31, 1997 and 1996. All impaired loans are also included in nonaccrual loans.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                                                                1997              1996
                                                                                ----              ----
         Land                                                            $      115,875     $      115,875
         Premises                                                               416,479            415,079
         Equipment                                                            1,317,423          1,279,995
         Building and leasehold improvements                                    123,476            104,273
                                                                         --------------     --------------
              Total cost                                                      1,973,253          1,915,222
         Less accumulated depreciation                                       (1,136,066)        (1,000,653)
                                                                         --------------     --------------
                                                                         $      837,187     $      914,569
                                                                         ==============     ==============

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 4 - PREMISES AND EQUIPMENT (Continued)

The Bank's branch facility is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years of the lease, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. The Corporation also leases space for one of its automated teller machines under an operating lease. The lease term is for one year expiring in November 1998. Upon expiration, the lease will be continued, rewritten, or terminated. Total rental expense was $40,148 in 1997.

Rental commitments under noncancelable operating leases are:

                           1998                                        $     54,148
                           1999                                              38,748
                           2000                                              38,748
                           2001                                              38,883
                           2002                                              40,685
                           Thereafter                                       597,775
                                                                       ------------
                                                                       $    808,987
                                                                       ============

NOTE 5 - DEPOSITS

At year-end, total interest-bearing deposits were comprised of the following classifications:

                                                                               1997               1996
                                                                               ----               ----
         Demand                                                        $     6,741,609    $      5,956,981
         Savings                                                             9,229,034           8,349,565
         Time:

              In denominations under $100,000                               16,065,307          14,665,983
              In denominations of $100,000 or more                           6,860,545           6,167,571
                                                                       ---------------    ----------------
         Total interest-bearing deposits                               $    38,896,495    $     35,140,100
                                                                       ===============    ================

At year-end, stated maturities of time deposits were as follows:

                           1998                                              $     14,132,451
                           1999                                                     6,206,093
                           2000                                                     2,495,457
                           2001                                                        91,851
                                                                             ----------------
                                                                             $     22,925,852
                                                                             ================

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 5 - DEPOSITS (Continued)

At year-end, stated maturities of certificates of deposit of $100,000 or more were as follows:

                                                                                1997              1996
                                                                                ----              ----
         Three months or less                                            $    1,250,714     $    1,615,757
         Three through six months                                             2,299,909          2,317,897
         Six through twelve months                                            2,230,282          1,933,917
         Over twelve months                                                   1,079,640            300,000
                                                                         --------------     --------------
                                                                         $    6,860,545     $    6,167,571
                                                                         ==============     ==============

NOTE 6 - BORROWINGS

Federal funds purchased and a line of credit from the Federal Home Loan Bank of Cincinnati are financing arrangements. Information concerning borrowings is summarized as follows:

                                                                                1997              1996
                                                                                ----              ----
     Maximum month-end balance during the year                           $    1,981,000     $    1,000,000
     Average month-end balance during the year                                  644,561            548,376
     Average interest rate during the year                                         5.89%              5.47%

The Bank's maximum line of credit with the Federal Home Loan Bank was $3,588,000 and $2,100,000, at December 31, 1997 and 1996. No borrowings were outstanding on this line of credit as of December 31, 1997 or 1996. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

NOTE 7 - EMPLOYEE BENEFITS

The Corporation provides a profit sharing plan which covers substantially all employees. Eligible employees may contribute up to 15% of their compensation subject to a maximum statutory limitation. The Corporation matches 50% of all employee contributions not to exceed 6% of the participant's base compensation. In addition, the Corporation may make an additional discretionary contribution allocated to all eligible participants on the basis of compensation. Contributions by the Corporation were $9,900 and $15,100 for the years ended December 31, 1997 and 1996.

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 8 - INCOME TAXES

The provision for income taxes was as follows:

                                                                                   1997            1996
                                                                                   ----            ----
         Current                                                             $     61,570     $     45,509
         Deferred                                                                  64,509           53,876
                                                                             ------------     ------------
                                                                             $    126,079     $     99,385
                                                                             ============     ============

The sources of gross deferred tax assets and gross deferred tax liabilities at year-end were as follows:

                                                                                   1997            1996
                                                                                   ----            ----
         Deferred tax assets
              Allowance for loan losses                                      $     68,190     $     61,486
              Alternative minimum tax credit                                        6,761            9,894
              Leases                                                                2,412
              Unrealized loss on securities
                available for sale                                                  1,798           21,692
              Other                                                                                  1,587
                                                                             ------------     ------------
                  Total deferred tax assets                                        79,161           94,659

         Deferred tax liabilities
              Depreciation                                                        (32,338)         (24,879)
              Leases                                                                                   (27)
              Accrual to cash conversion                                         (135,197)         (76,928)
              Other                                                               (14,054)         (10,850)
                                                                             ------------     ------------
                  Total deferred tax liabilities                                 (181,589)        (112,684)
                                                                             ------------     ------------
              Net deferred tax liability                                     $   (102,428)    $    (18,025)
                                                                             ============     ============

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax to income before taxes was as follows:

                                                                                  1997            1996
                                                                                  ----            ----
         Income tax expense at the statutory
           federal tax rate                                                  $    160,744     $    121,989
         Tax exempt interest                                                      (31,932)         (26,548)
         Other items                                                               (2,733)           3,944
                                                                             ------------     ------------
              Total provision for income taxes                               $    126,079     $     99,385
                                                                             ============     ============

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 9 - RELATED PARTIES

Certain directors, executive officers and companies with which they are affiliated were loan customers during 1997. Following is an analysis of such loans:

                           Total loans at January 1, 1997                    $       546,015
                           New loans                                                 637,438
                           Repayments                                               (178,660)
                                                                             ---------------
                               Total loans at December 31, 1997              $     1,004,793
                                                                             ===============


NOTE 10 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material affect on the financial condition or results of operations.

At year-end 1997 and 1996, reserves of $370,000 and $313,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Included in cash and cash equivalents at year-end 1997 and 1996 was approximately $2,952,000 and $1,547,000, on deposit with the Independent State Bank of Ohio.

Some financial instruments are used in the normal course of business to meet the financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest-rate risk in excess of the amounts reported in the financial statements.

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

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 10 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, are principally variable rate commitments. The interest rates on these commitments ranged from 6.2% to 11.5% at year-end 1997 and 5.9% to 10.9% at year-end 1996. Outstanding commitments for credit cards had rates ranging from 12.0% to 17.9% at year-end 1997 and 14.3% to 16.8% at year-end 1996. Of the total outstanding balances on credit cards year-end 1997, 59% were fixed rate and 41% were variable rate and at year-end 1996, 62% were fixed rate and 38% were variable rate.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

                                                                                1997              1996
                                                                                ----              ----
         Commitments to extend credit                                    $    3,272,000     $    3,770,000
         Credit card arrangements                                             1,203,000          1,010,000

NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments at year-end were as follows:

                                                        1997                                 1996
                                                        ----                                 ----
                                             Carrying           Fair              Carrying            Fair
                                              Amount            Value              Amount             Value
                                              ------            -----              ------             -----
Financial assets
     Cash and cash equivalents           $    3,726,486    $    3,726,486     $     2,688,038   $    2,688,038
     Interest-earning deposits                  199,000           199,445             499,000          501,860
     Securities available for sale            7,349,595         7,349,595           8,089,532        8,089,532
     Securities held to maturity              2,659,045         2,731,413           2,629,280        2,609,268
     Loans receivable, net                   34,395,874        34,302,991          27,572,913       27,511,265
     Accrued interest receivable                341,961           341,961             347,580          347,580

Financial liabilities
     Demand and savings
       deposits                             (22,982,871)      (22,982,871)        (18,635,416)     (18,635,416)
     Time deposits                          (22,925,852)      (23,035,701)        (20,833,554)     (20,963,699)
     Accrued interest payable                  (218,240)         (218,240)           (236,798)        (236,798)

                                   (Continued)

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the rates paid at year end for new deposits applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered nominal.

NOTE 12 - REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

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

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 12 - REGULATORY MATTERS (Continued)

At year-end 1997 and 1996, the Bank was categorized as well capitalized. No conditions or events have occurred subsequent to year-end 1997 that management believes have changed the Bank's category. Actual capital levels for the Bank and minimum required levels (in thousands) were:

                                                                                           Minimum Required
                                                                                              To Be Well
                                                                Minimum Required           Capitalized Under
                                                                   For Capital             Prompt Corrective
                                            Actual              Adequacy Purposes         Action Regulations
                                            ------              -----------------         ------------------
                                      Amount      Ratio        Amount       Ratio          Amount       Ratio
                                      ------      -----        ------       -----          ------       -----

1997
Total capital (to risk weighted
  assets)                             $3,822      10.2%        $2,998       8.0%           $3,747       10.0%
Tier 1 capital (to risk weighted
  assets)                             $3,541       9.5%        $1,499       4.0%           $2,248        6.0%
Tier 1 capital (to average assets)    $3,541       7.3%        $1,933       4.0%           $2,416        5.0%

1996
Total capital (to risk weighted
  assets)                             $3,499      11.4%        $2,446       8.0%           $3,058       10.0%
Tier 1 capital (to risk weighted
  assets)                             $3,218      10.5%        $1,223       4.0%           $1,835        6.0%
Tier 1 capital (to average assets)    $3,218       7.4%        $1,729       4.0%           $2,161        5.0%

The Corporation's primary source of funds with which to pay dividends is dividends received from the Bank. The payment of dividends by the Bank to the Corporation is subject to restrictions by its regulatory agency. These restrictions generally limit dividends to current and prior two years retained earnings as defined by the regulations. In addition, dividends may not reduce capital levels below the minimum regulatory requirements disclosed above. Under the most restrictive of these requirements, the Corporation estimates retained earnings available for payment of dividends by the Bank to the Corporation approximates $75,000 in order to maintain the well capitalized status at year-end 1997.

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 13 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The following are condensed parent company only financial statements for Ohio State Bancshares, Inc. Earnings for the Corporation, for 1996 include its equity in the earnings of the Bank for the period beginning May 16, 1996, the effective date of the holding company formation.

                             CONDENSED BALANCE SHEET
                           December 31, 1997 and 1996

                                                                                    1997              1996
                                                                                    ----              ----
Assets:
Cash and cash equivalents                                                     $         4,061    $         469
Investment in bank subsidiary                                                       3,518,402        3,176,164
Organizational costs, net                                                              34,016           43,972
Other assets                                                                            6,336            5,375
                                                                              ---------------    -------------
Total assets                                                                  $     3,562,815    $   3,225,980
                                                                              ===============    =============
Shareholders' equity                                                          $     3,562,815    $   3,225,980
                                                                              ===============    =============

                         CONDENSED STATEMENTS OF INCOME
   Year ended December 31, 1997 and Period of May 16, 1996 - December 31, 1996

                                                                                    1997                1996
                                                                                    ----                ----
Dividends from bank subsidiary                                                $        52,240    $     107,240
                                                                              ---------------    -------------
Total expense                                                                          13,884           10,559
                                                                              ---------------    -------------
Income before income tax and equity in
  undistributed net income                                                             38,356           96,681
Income tax benefit                                                                      4,721            1,615
Equity in undistributed net income of subsidiary                                      303,619          102,378
                                                                              ---------------    -------------
Net income                                                                    $       346,696    $     200,674
                                                                              ===============    =============

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 13 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS
   Year ended December 31, 1997 and Period of May 16, 1996 - December 31, 1996

                                                                                      1997              1996
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $       346,696    $     200,674
      Adjustments:
          Equity in undistributed net income
            of subsidiary                                                            (303,619)        (102,378)
          Change in other assets                                                         (961)         (55,155)
          Amortization                                                                  9,956            5,808
                                                                              ---------------    -------------
               Net cash from operating activities                                      52,072           48,949

CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends                                                                       (48,480)         (48,480)
                                                                              ---------------    -------------
               Net cash from financing activities                                     (48,480)         (48,480)
                                                                              ---------------    -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 3,592              469
CASH AT BEGINNING OF PERIOD                                                               469               --
                                                                              ---------------    -------------
CASH AT END OF PERIOD                                                         $         4,061    $         469
                                                                              ===============    =============

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning Directors and Executive Officers of the Corporation appears on pages 3 and 4 under the captions Continuing Directors and Nominees in the Corporation's Definitive Proxy Statement dated March 15, 1998 for the Annual Meeting of Shareholders to be held on April 9, 1998 and is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on pages 6 and 7 under the captions Executive Compensation and Other Information in the Corporation's Definitive Proxy Statement dated March 15, 1998 for the Annual Meeting of Shareholders to be held on April 9, 1998 and is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is contained on pages 3 and 4 under the captions Continuing Directors and Nominees in the Corporation's Definitive Proxy Statement dated March 15, 1998 for the Annual Meeting of Shareholders to be held on April 9, 1998 and is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on page 8 under the caption Certain Transactions in the Corporation's Definitive Proxy Statement dated March 15, 1998 for the Annual Meeting of Shareholders to be held on April 9, 1998 and is incorporated herein by reference.

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

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

      3.2                       Code of Regulations of the Corporation                       *     2

      4                         Form of Shares Certificate of Common Shares                  *     3

     10.1                       Lease Agreement Between Henney and
                                  Cooper, Inc. and The Marion Bank for
                                  Branch on Richland Road in Marion, Ohio                   **     4

     10.2                       Executive Indexed Salary Continuation
                                  Plan Agreement for President                              **     5

     10.3                       Executive Indexed Salary Continuation
                                  Plan Agreement for Executive Officers                    ***     6

     20                         Proxy  Statement  for the 1997 Annual                     ****     7
                                  Meeting of the Shareholders

     21                         Subsidiaries of the Registrant                              **     8

     27                         Financial Data Schedule                                    ***     9

     99                         Safe Harbor under the Private Securities
                                  Litigation Reform Act of 1996                            ***    10

* Indicates documents which have been previously filed as part of the Issuer's Registration Statement Under the Securities Act of 1933 on Form S-4 (file number 33-75866) dated April 18, 1994 and amended and declared effective April 16, 1996. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request.

** Indicates documents which have been previously filed as part of the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1996. All of such previously filed documents are hereby incorporated by reference. Such documents are available to shareholders without charge upon request.

*** The indicated exhibit has been filed as separate pages of the 1997 Form 10-KSB and is available to shareholders upon request.

**** The indicated exhibit was separately filed by the Corporation and such document is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   (Continued)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OHIO STATE BANCSHARES, INC.

     March 19, 1998                        By:    /s/GARY E. PENDLETON
--------------------------                    --------------------------------
           Date                                   Gary E. Pendleton, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 19, 1998.

              Signatures                                                   Signatures
              ----------                                                   ----------
     /s/GARY E. PENDLETON                                                /s/LLOYD L. JOHNSTON
-----------------------------------                                ------------------------------
Gary E. Pendleton                                                  Lloyd L. Johnston
President and Chief Executive Officer                              Director

     /s/WILLIAM H. HARRIS                                                /s/F. WINTON LACKEY
-----------------------------------                                ------------------------------
William H. Harris                                                  F. Winton Lackey
Executive Vice President and Cashier                               Director

     /s/FRED K. WHITE                                                    /s/THURMAN R. MATHEWS
-----------------------------------                                ------------------------------
Fred K. White                                                      Thurman R. Mathews
Director, Chairman of the Board                                    Director

     /s/SAMUEL J. BIRNBAUM                                               /s/PETER B. MILLER
-----------------------------------                                ------------------------------
Samuel J. Birnbaum                                                 Peter B. Miller
Director                                                           Director

     /s/LOIS J. FISHER                                                   /s/JOHN OWENS
-----------------------------------                                ------------------------------
Lois J. Fisher                                                     John Owens
Director                                                           Director

     /s/THEODORE L. GRAHAM
-----------------------------------
Theodore L. Graham
Director