Form 10QSB
period 1998-03-31
OHIO STATE BANCSHARES INC
filed 1998-05-15
CIK 919644

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

   [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


For the quarterly period ended:  March 31, 1998


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

                                 (740) 387-2265
                                 --------------
                           (Issuer's telephone number)

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

Common stock, $10.00 par value                    Outstanding at May 12, 1998
                                                  121,200 common shares

Transitional Small Business Disclosure Format (check one):
Yes        No  X
    ---       ---

                               OHIO STATE BANCSHARES, INC.
                                       FORM 10-QSB
                               QUARTER ENDED MARCH 31, 1998

-----------------------------------------------------------------------------------------
                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets ......................................    3

       Condensed Consolidated Statements of Income and Comprehensive Income........    4

       Condensed Consolidated Statements of Changes in
         Shareholders' Equity .....................................................    5

       Condensed Consolidated Statements of Cash Flows ............................    6

       Notes to the Consolidated Financial Statements .............................    7


Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................   14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................   18

Item 2.  Changes in Securities and Use of Proceeds.................................   18

Item 3.  Defaults Upon Senior Securities...........................................   18

Item 4.  Submission of Matters to a Vote of Security Holders.......................   18

Item 5.  Other Information.........................................................   18

Item 6.  Exhibits and Reports on Form 8-K..........................................   18

SIGNATURES   ......................................................................   19

                            OHIO STATE BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                      March 31,       December 31,
                                                                        1998              1997
                                                                        ----              ----
ASSETS
Cash and due from banks                                              $ 1,986,409      $ 2,669,486
Federal funds sold                                                     1,508,000        1,057,000
                                                                     -----------      -----------
     Total cash and cash equivalents                                   3,494,409        3,726,486
Interest-earning deposits in other banks                                 100,000          199,000
Securities available for sale                                          7,257,139        7,349,595
Securities held to maturity (Fair values of $2,957,041
  at March 31, 1998 and $2,731,413 at December 31, 1997)               2,884,857        2,659,045
Loans, net of allowance for loan losses                               35,364,191       34,395,874
Premises and equipment, net                                              816,865          837,187
Other real estate owned and repossessions                                 14,463           18,598
Accrued interest receivable                                              352,327          341,961
Other assets                                                             238,926          266,124
                                                                     -----------      -----------

              Total assets                                           $50,523,177      $49,793,870
                                                                     ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                         $ 6,185,692      $ 7,012,228
         Interest-bearing                                             40,268,594       38,896,495
                                                                     -----------      -----------
              Total                                                   46,454,286       45,908,723
     Accrued interest payable                                            239,017          218,240
     Other liabilities                                                   155,189          104,092
                                                                     -----------      -----------
         Total liabilities                                            46,848,492       46,231,055

Shareholders' equity
     Common stock ($10.00 par value; 500,000 shares authorized;
       121,200 shares issued and outstanding)                          1,212,000        1,212,000
     Additional paid-in capital                                        1,831,227        1,831,227
     Retained earnings                                                   630,193          523,078
     Unrealized gain (loss) on securities available
       for sale, net of tax                                                1,265           (3,490)
                                                                     -----------      -----------
         Total shareholders' equity                                    3,674,685        3,562,815
                                                                     -----------      -----------

              Total liabilities and shareholders' equity             $50,523,177      $49,793,870
                                                                     ===========      ===========

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements.

                               OHIO STATE BANCSHARES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 AND COMPREHENSIVE INCOME
                                       (Unaudited)

-----------------------------------------------------------------------------------------
                                                                    Three Months Ended
                                                                         March 31,
                                                                         ---------
                                                                    1998           1997
                                                                    ----           ----
INTEREST INCOME
     Loans, including fees                                        $824,728      $673,342
     Taxable securities                                            108,494       136,582
     Nontaxable securities                                          29,141        27,650
     Other                                                          12,988         9,922
                                                                  --------      --------
              Total interest income                                975,351       847,496

INTEREST EXPENSE
     Deposits                                                      430,492       376,331
     Other borrowings                                                  756         4,768
                                                                  --------      --------
              Total interest expense                               431,248       381,099
                                                                  --------      --------

NET INTEREST INCOME                                                544,103       466,397
Provision for loan losses                                           38,000        28,000
                                                                  --------      --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                506,103       438,397

NONINTEREST INCOME
     Fees for other customer  services                              62,988        49,327
     Other income                                                    7,502         8,986
                                                                  --------      --------
              Total noninterest income                              70,490        58,313

NONINTEREST EXPENSE
     Salaries and employee benefits                                190,089       165,812
     Occupancy expense                                              91,409        88,187
     Office supplies                                                19,519        20,932
     FDIC and state assessments                                      4,123         3,430
     Taxes other than income                                        15,380        11,705
     Legal and accounting                                           13,739        13,410
     Advertising and public relations                               10,953        19,577
     Loss on other real estate owned and repossessions               7,000         9,000
     Insurance                                                       6,585         6,365
     Credit card processing expense                                 11,489        12,671
     Director's fees                                                10,500         6,500
     Other expenses                                                 43,079        37,605
                                                                  --------      --------
              Total noninterest  expense                           423,865       395,194
                                                                  --------      --------

Income before federal income taxes                                 152,728       101,516
Income taxes                                                        45,613        27,000
                                                                  --------      --------

NET INCOME                                                        $107,115      $ 74,516
                                                                  ========      ========

OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized gain/(loss) on available for sale securities
       arising during the period                                     4,755       (38,559)
                                                                  --------      --------
Comprehensive income                                              $111,910      $ 35,957
                                                                  ========      ========

Basic and diluted earnings per common share                       $    .88      $    .61
                                                                  ========      ========

Weighted average shares outstanding                                121,200       121,200
                                                                  ========      ========

--------------------------------------------------------------------------------
        See accompanying notes to the consolidated financial statements.

                                OHIO STATE BANCSHARES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                  IN SHAREHOLDERS' EQUITY
                                        (Unaudited)

-------------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------
                                                                  1998               1997
                                                                  ----               ----
Balance at beginning of period                                  $3,562,815      $3,225,980

Net income                                                         107,115          74,516

Change in unrealized loss on securities available for sale           4,755         (38,559)
                                                                ----------      ----------

Balance at end of period                                        $3,674,685      $3,261,937
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

                                       OHIO STATE BANCSHARES, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                              1998              1997
                                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                           $   107,115       $    74,516
     Adjustments to reconcile net income to net cash from operating activities
         Net amortization of premiums                                           9,042             5,163
         Provision for loan losses                                             38,000            28,000
         Depreciation and amortization                                         30,083            31,904
         Federal Home Loan Bank stock dividend                                 (3,200)           (2,400)
         Loss on sale of other real estate owned and repossessions              7,000             9,000
         Change in accrued interest receivable                                (10,366)           52,179
         Change in accrued interest payable                                    20,777            (6,359)
         Change in other assets and other liabilities                          75,845            36,598
                                                                          -----------       -----------
              Net cash from operating activities                              274,296           228,601

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                           (417,079)         (879,500)
         Proceeds from maturities and principal paydowns                      512,271           386,962
     Securities held to maturity
         Purchases                                                           (227,185)
         Proceeds from maturities and principal paydowns                                        100,000
     Net change in interest-earning deposits in other banks                    99,000
     Net change in loans                                                   (1,107,957)         (702,431)
     Proceeds from sale of other real estate owned and repossessions           98,775            62,150
     Purchases of premises and equipment                                       (9,761)          (17,539)
                                                                          -----------       -----------
         Net cash from investing activities                                (1,051,936)       (1,050,358)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                                           545,563          (503,579)
     Net change in borrowed funds                                                             1,500,000
                                                                          -----------       -----------
         Net cash from financing activities                                   545,563           996,421
                                                                          -----------       -----------

Net change in cash and cash equivalents                                      (232,077)          174,664

Cash and cash equivalents at beginning of period                            3,726,486         2,688,038
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 3,494,409       $ 2,862,702
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

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. ("OSB") at March 31, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of OSB for the year ended December 31, 1997, included in its 1997 Annual Report. Reference is made to the accounting policies of OSB described in the notes to consolidated financial statements contained in its 1997 Annual Report. OSB has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include accounts of OSB and its wholly-owned subsidiary, The Marion Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated. At the annual shareholders' meeting held April 13, 1995, the Bank's shareholders approved a plan of reorganization whereby they would exchange their shares of Bank stock for the common stock of a bank holding company. The reorganization was consummated May 16, 1996. The transaction represented an internal reorganization and the historical basis of assets and liabilities have been carried forward without change.

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

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided and future results could differ. The allowance for loan losses, fair values of financial instruments and the status of contingencies are particularly subject to change.

For the three months ended March 31, 1998 and 1997, cash paid for interest was $410,471 and $387,458, and cash paid for income taxes was $30,000 and $0. Noncash transfers from loans to other real estate owned and repossessions totaled $101,640 and $19,100 for the three months ended March 31, 1998 and 1997.

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share in not currently applicable since the OSB has no common stock equivalents.

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

The Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for transactions in 1997. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," was issued in December 1996. SFAS 127 defers, for one year, the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS No. 125 continued to be effective January 1, 1997. SFAS No. 125 did not have a material impact on OSB's financial statements for transactions subject to the Statement beginning January 1, 1998.

Under a new accounting standard adopted on January 1, 1998, SFAS No. 130, "Reporting Comprehensive Income," comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. No additional disclosure under SFAS No. 131 was required for OSB.

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities at March 31, 1998 and December 31, 1997 were as follows:

                                                                  March 31, 1998
                                              -----------------------------------------------------
                                                               Gross         Gross
                                              Amortized      Unrealized    Unrealized       Fair
                                                 Cost          Gains         Losses         Value
                                                 ----          -----         ------         -----
AVAILABLE FOR SALE
U.S. Treasury securities                      $  650,226      $  5,276                   $  655,502
Obligations of U.S. government agencies          501,962         3,013                      504,975
Mortgage-backed securities                     5,876,693        10,641      $17,012       5,870,322
                                              ----------      --------      -------      ----------
Total debt securities available for sale       7,028,881        18,930       17,012       7,030,799
Other securities                                 226,340                                    226,340
                                              ----------      --------      -------      ----------
   Total securities available for sale        $7,255,221      $ 18,930      $17,012      $7,257,139
                                              ==========      ========      =======      ==========

HELD TO MATURITY
Obligation of U.S. government agencies        $  500,000                    $ 5,000      $  495,000
Obligations of states and political
  subdivisions                                 2,384,857      $ 77,191            7       2,462,041
                                              ----------      --------      -------      ----------
   Total securities held to maturity          $2,884,857      $ 77,191      $ 5,007      $2,957,041
                                              ==========      ========      =======      ==========

                                                                December 31, 1997
                                              -----------------------------------------------------
                                                               Gross         Gross
                                              Amortized      Unrealized    Unrealized       Fair
                                                 Cost          Gains         Losses         Value
                                                 ----          -----         ------         -----
AVAILABLE FOR SALE
U.S. Treasury securities                      $  650,291      $  3,897                   $  654,188
Obligations of U.S. government agencies          502,203         1,772                      503,975
Mortgage-backed securities                     5,979,249        11,438      $22,395       5,968,292
                                              ----------      --------      -------      ----------
Total debt securities available for sale       7,131,743        17,107       22,395       7,126,455
Other securities                                 223,140                                    223,140
                                              ----------      --------      -------      ----------
   Total securities available for sale        $7,354,883      $ 17,107      $22,395      $7,349,595
                                              ==========      ========      =======      ==========

HELD TO MATURITY
Obligation of U.S. government agencies        $  500,000                    $ 8,410      $  491,590
Obligations of states and political
  subdivisions                                 2,159,045      $ 80,778                    2,239,823
                                              ----------      --------      -------      ----------
   Total securities held to maturity          $2,659,045      $ 80,778      $ 8,410      $2,731,413
                                              ==========      ========      =======      ==========

No securities classified as available for sale were sold during the three months ended March 31, 1998 or 1997.

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of securities at March 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                                   Available-for-Sale Securities       Held-to-Maturity Securities
                                   -----------------------------       ---------------------------
                                      Amortized        Fair              Amortized        Fair
                                        Cost           Value                Cost          Value
                                        ----           -----                ----          -----
   Due in one year or less                                               $  500,000    $  495,000
   Due in one to five years           $1,152,188    $1,160,477
   Due in five to ten years                                                 464,711       494,272
   Due after ten years                                                    1,920,146     1,967,769
   Mortgage-backed securities          5,876,693     5,870,322
   Other securities                      226,340       226,340
                                      ----------    ----------           ----------    ----------
                                      $7,255,221    $7,257,139           $2,884,857    $2,957,041
                                      ==========    ==========           ==========    ==========

Securities with a carrying value of approximately $3,608,000 at March 31, 1998 and $3,938,000 at December 31, 1997 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at March 31, 1998 and December 31, 1997 were as follows:

                                          March 31, 1998     December 31, 1997
                                          --------------     -----------------
         Commercial                         $13,839,770        $13,059,019
         Installment                         17,594,534         17,474,294
         Real estate                          3,333,431          3,307,311
         Credit card                            549,959            595,324
         Other                                   13,704             15,330
                                            -----------        -----------
                                             35,331,398         34,451,278
         Net deferred loan costs                302,811            255,691
         Allowance for loan losses             (270,018)          (311,095)
                                            -----------        -----------
                                            $35,364,191        $34,395,874
                                            ===========        ===========

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for the three months ended March 31, 1998 and 1997 is as follows:

                                               1998         1997
                                               ----         ----

         Balance - January 1                 $311,095     $281,142
         Loan charged-off                     (95,074)     (30,111)
         Recoveries                            15,997        9,236
         Provision for loan losses             38,000       28,000
                                             --------     --------
         Balance - March 31                  $270,018     $288,267
                                             ========     ========

Impaired loans at March 31, 1998 and December 31, 1997 were as follows:

                                                    March 31, 1998  December 31, 1997
                                                    --------------  -----------------
Period-end impaired loans with allowance for loan
  losses allocated                                      $279,000        $282,000
Amount of allowance allocated                             28,000          32,000

Impaired loans for the three months ended March 31, 1998 were as follows:

                                                          1998
                                                          ----

Average of impaired loans during the period             $280,000
Total interest income recognized during impairment             0
Cash-basis interest income recognized                          0

During the three months ended March 31, 1997, the Corporation had no loans for which impairment was required to be evaluated on an individual basis. Loans on which the accrual of interest has been discontinued because circumstances indicate that collection is questionable amounted to $290,361 and $316,880 at March 31, 1998 and December 31, 1997. All impaired loans are also included in nonaccrual loans.


NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

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

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES
(Continued)

At March 31, 1998 and December 31, 1997, reserves of $424,000 and $370,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Included in cash and cash equivalents at March 31, 1998 and December 31, 1997 was approximately $2,575,000 and $2,952,000 on deposit with the Independent State Bank of Ohio.

Some financial instruments are used in the normal course of business to meet financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest rate risk more than the amount reported in the financial statements.

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

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, consist primarily of variable rate commitments. The interest rates on these commitments ranged from 6.2% to 11.5% at March 31, 1998 and at December 31, 1997. Outstanding commitments for credit card rates ranged from 12.0% to 17.9% as of March 31, 1998 and December 31, 1997. Of the total outstanding balances on these credit cards at March 31, 1998, 62% were fixed and 38% were variable rate and at December 31, 1997, 59% were fixed rate and 41% were variable rate.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at March 31, 1998 and December 31, 1997 follows:

                                           March 31, 1998   December 31, 1997
                                           --------------   -----------------

         Commitments to extend               $3,001,000       $3,272,000
         Credit card arrangements             1,005,000        1,203,000

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES
(Continued)

At March 31, 1998 and December 31, 1997, the Bank had a line of credit enabling it to borrow up to $3,716,000 with the Federal Home Loan Bank of Cincinnati. No borrowings were outstanding on this line of credit as of March 31, 1998 or December 31, 1997. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

The Bank's branch, which opened in December 1996, is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. The Corporation also leases space for one of its automated teller machines under an operating lease. The lease term is for one year expiring in November 1988. Upon expiration, the lease will be continued, rewritten, or terminated. Total rental expense was $13,887 for the three months ended March 31, 1998.

Rental commitments under this noncancelable operating lease are:

               Year ending March 31,

                  1999                         $ 49,948
                  2000                           38,748
                  2001                           38,748
                  2002                           39,368
                  2003                           40,685
                  Thereafter                    587,603
                                               --------
                                               $795,100
                                               ========
--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. ("OSB") at March 31, 1998, compared to December 31, 1997, and the consolidated results of operations for the three months ended March 31, 1998, compared to the same period in 1997. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

Some of the forward-looking statements included herein are the statements regarding the following:

         Management's determination of the amount of the allowance for loan losses and the provision for loan losses;

         The sufficiency of OSB's liquidity and capital reserves.

See Exhibit 99, which is incorporated herein by reference.

OSB is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. In addition, OSB is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


FINANCIAL CONDITION

OSB has experienced 1.46% asset growth since December 31, 1997, as total assets increased $729,000 from $49,794,000 at December 31, 1997 to $50,523,000 at March
31, 1998. Maintaining a moderate growth rate while increasing the loan to deposit ratio continues to be OSB's primary operating strategy.

Interest-earning deposits in other banks, securities available for sale and securities held to maturity remained basically unchanged during the period from December 31, 1997 to March 31, 1998, increasing from $10,208,000 to only $10,242,000. It is management's strategy to maintain securities and other liquid assets at about their current level as a percentage of total assets.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Net loans increased $968,000, or 2.82% during the period from December 31, 1997 to March 31, 1998. This growth was funded primarily by increases in deposit accounts and cash on hand. Commercial loans accounted for most of the increase in loans as they increased $781,000 during the three-month period from December 31, 1997 to March 31, 1998.

The allowance for loan losses as a percentage of loans declined to 0.76% at March 31, 1998 compared to 0.90% at December 31, 1997. The decline occurred despite increasing the provision for loan losses by $10,000 over the prior year three-month period due to net charge-offs increasing $58,000 over the prior year three-month period. All loans charged-off during the three months ended March 31, 1998 were either installment or credit cards. Despite the decrease in the allowance for loan losses, $78,000 of the allowance at March 31, 1998 remains unallocated to any specific loan or loan category. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. Should charge-offs continue, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb reasonably foreseeable losses in the loan portfolio.

Total deposits increased $546,000, or 1.19% from December 31, 1997 to March 31, 1998. The increase in deposits was primarily due to the 3.53% increase in interest-bearing deposits from $38,896,000 on December 31, 1997 to $40,269,000 on March 31, 1998. Noninterest-bearing deposits declined $826,536, or 11.82%, from December 31, 1997 to March 31, 1998. This decrease was due to cyclical cash needs by the OSB's large commercial customers.


RESULTS OF OPERATIONS

The operating results of OSB are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. OSB's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by consumer and business demand, which, in turn, is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

OSB's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes also affect net income.

Net income for the three months ended March 31, 1998 was $107,000, or $33,000 more than the same period in 1997. The reason for the increase in earnings was due to improved net interest income.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Net interest income is the largest component of OSB's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $78,000 for the three-month period ending March 31, 1998 compared to the same period in 1997. The increase in net interest income is attributable to OSB increasing its net loan to deposit ratio from 74.92% on December 31, 1997 to 76.13% as of March 31, 1998. The increase in the loan to deposit ratio has resulted in an improved net interest margin as loans typically earn a higher yield than other investing alternatives. OSB's earning assets increased from $40,315,000 at March 31, 1997 to $47,114,000 and also contributed to the increase in net interest income.

Noninterest income for the three months ended March 31, 1998 increased $12,000, or 20.88%, over the same period in the prior year. Noninterest expense was up $29,000, or 7.25% for the period ending March 31, 1998, versus the three months ending March 31, 1997. ATM surcharge fees for non customers of the Bank primarily accounted for the increase in noninterest income. Normal salary increases plus a change to accrual accounting for OSB's payroll expense resulted in the increase in noninterest expense.


CAPITAL RESOURCES

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and regulators can lower classifications in certain ceases. Failure to meet various capital requirements can initiate regulatory action having a direct material affect on the operations of the Bank.

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

                                         Capital to risk-
                                         weighted assets
                                         ----------------       Tier 1 capital
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

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


At March 31, 1998 and December 31, 1997, the actual capital ratios for the Bank were:

                                                             March 31, 1998     December 31, 1997
                                                             --------------     -----------------
         Total capital to risk-weighted assets                   10.17%              10.20%
         Tier 1 capital to risk-weighted assets                   9.47                9.45
         Tier 1 capital to average assets                         7.42                7.33

At March 31, 1998 and December 31, 1997, the Bank was categorized as well capitalized.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and OSB's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $3,494,000 at March 31, 1998 and $3,726,000 at December 31, 1997. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

Taking into account the capital adequacy, profitability and reputation maintained by OSB, available liquidity sources are considered adequate to meet current and projected needs.


YEAR 2000

OSB's strategy and operating plan is to achieve operating readiness to ensure that its customers are provided uninterrupted services and OSB is able to comply with all applicable consumer protection statutes as they relate to Year 2000 Compliance.

In January 1998, a committee of its corporate officers was formed to identify all software systems, equipment and vendors that could possibly be affected by the Year 2000 century change, devise a detailed testing and confirmation system that will ensure that all affected systems are tested or certified by the vendor as of December 31, 1998 and develop contingency plans including the possibility of changing vendors for any application that OSB is unable to test or certify to be Year 2000 compliant. The committee will also review all commercial loans to determine if and to what extent their ability to do business and to repay their loans will be affected by the Year 2000 century change. Should the committee determine a business will be affected by the Year 2000 issue, the committee will notify that customer of its concerns and monitor the progress of that customer towards the goal of being Year 2000 compliant. Management does not believe that the associated costs relating to the Year 2000 effort will materially affect OSB's results of operations, liquidity and capital resources.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          Quarter ended March 31, 1998
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1 -   Legal Proceedings:
           ------------------
           There are no matters required to be reported under this item.

Item 2 -   Changes in Securities and Use of Proceeds:
           -----------------------------------------
           There are no matters required to be reported under this item.

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

Item 6 -   Exhibits and Reports on Form 8-K:
           ---------------------------------
           (a)    Exhibit 27 - Financial Data Schedule.

           (b) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

           (c) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 1998.

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


                                         OHIO STATE BANCSHARES, INC.
                                         (Registrant)


Date:    May 13, 1998                    /s/ GARY E. PENDLETON
     --------------------                ------------------------------------
                                         (Signature)
                                         Gary E. Pendleton
                                         President and Chief Executive
                                         Officer


Date:    May 13, 1998                    /s/ WILLIAM H. HARRIS
     --------------------                ------------------------------------
                                         (Signature)
                                         William H. Harris
                                         Executive Vice President and Cashier

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.

                                Index to Exhibits

--------------------------------------------------------------------------------

EXHIBIT NUMBER               DESCRIPTION                        PAGE NUMBER
--------------               -----------                        -----------
     27             Financial Data Schedule                          21


     99             Safe Harbor Under the Private       Incorporated by reference to
                    Securities Litigation Reform Act    Exhibit 99 to Annual Report
                    of 1995                             on Form 10-KSB for the year ended
                                                        December 31, 1997 filed by the
                                                        Small Business Issuer on March
                                                        27, 1998.

--------------------------------------------------------------------------------