Form 10QSB
period 1998-06-30
OHIO STATE BANCSHARES INC
filed 1998-08-11
CIK 919644

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1998

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

                                 (740) 387-2265
                           ---------------------------
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

Common stock, $10.00 par value                    Outstanding at August 10, 1998
                                                  121,200 common shares

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1998

--------------------------------------------------------------------------------
                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets ......................................    3

       Condensed Consolidated Statements of Income and Comprehensive Income........    4

       Condensed Consolidated Statements of Changes in
         Shareholders' Equity .....................................................    5

       Condensed Consolidated Statements of Cash Flows ............................    6

       Notes to the Consolidated Financial Statements .............................    7


Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................   15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................   20

Item 2.  Changes in Securities and Use of Proceeds.................................   20

Item 3.  Defaults Upon Senior Securities...........................................   20

Item 4.  Submission of Matters to a Vote of Security Holders.......................   20

Item 5.  Other Information.........................................................   20

Item 6.  Exhibits and Reports on Form 8-K..........................................   20

SIGNATURES   ......................................................................   21

                                       OHIO STATE BANCSHARES, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                         June 30,          December 31,
                                                                           1998                1997
                                                                           ----                ----
ASSETS
Cash and due from banks                                                $ 2,397,818         $ 2,669,486
Federal funds sold                                                         902,000           1,057,000
                                                                       -----------         -----------
     Total cash and cash equivalents                                     3,299,818           3,726,486
Interest-earning deposits in other banks                                        --             199,000
Securities available for sale                                            8,336,462           7,349,595
Securities held to maturity (Fair values of $2,961,103
  at June 30, 1998 and $2,731,413 at December 31, 1997)                  2,883,481           2,659,045
Loans, net of allowance for loan losses                                 37,242,146          34,395,874
Premises and equipment, net                                                792,954             837,187
Other real estate owned and repossessions                                   11,120              18,598
Accrued interest receivable                                                389,951             341,961
Other assets                                                               289,766             266,124
                                                                       -----------         -----------

              Total assets                                             $53,245,698         $49,793,870
                                                                       ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                           $ 6,565,936         $ 7,012,228
         Interest-bearing                                               42,541,740          38,896,495
                                                                       -----------         -----------
              Total                                                     49,107,676          45,908,723
     Accrued interest payable                                              203,395             218,240
     Other liabilities                                                     199,494             104,092
                                                                       -----------         -----------
         Total liabilities                                              49,510,565          46,231,055

Shareholders' equity
     Common stock ($10.00 par value; 500,000 shares authorized;
       121,200 shares issued and outstanding)                            1,212,000           1,212,000
     Additional paid-in capital                                          1,831,227           1,831,227
     Retained earnings                                                     693,551             523,078
     Unrealized loss on securities available
       for sale, net of tax                                                 (1,645)             (3,490)
                                                                       -----------         -----------
         Total shareholders' equity                                      3,735,133           3,562,815
                                                                       -----------         -----------

              Total liabilities and shareholders' equity               $53,245,698         $49,793,870
                                                                       ===========         ===========

-------------------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                                                OHIO STATE BANCSHARES, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  AND COMPREHENSIVE INCOME
                                                        (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                                     --------                           --------
                                                               1998             1997             1998              1997
                                                               ----             ----             ----              ----
INTEREST INCOME
     Loans, including fees                                 $  867,112         $710,192        $1,691,840        $1,383,534
     Taxable securities                                       115,527          133,047           224,021           269,629
     Nontaxable securities                                     31,254           26,950            60,395            54,600
     Other                                                     10,137           10,690            23,125            20,612
                                                           ----------         --------        ----------        ----------
              Total interest income                         1,024,030          880,879         1,999,381         1,728,375

INTEREST EXPENSE
     Deposits                                                 459,467          385,900           889,959           762,231
     Other borrowings                                           2,012           19,148             2,768            23,916
                                                           ----------         --------        ----------        ----------
              Total interest expense                          461,479          405,048           892,727           786,147
                                                           ----------         --------        ----------        ----------

NET INTEREST INCOME                                           562,551          475,831         1,106,654           942,228
Provision for loan losses                                      79,000           25,000           117,000            53,000
                                                           ----------         --------        ----------        ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           483,551          450,831           989,654           889,228

NONINTEREST INCOME
     Fees for other customer services                          65,717           52,057           128,705           101,384
     Net realized gain on sales of securities
       available for sale                                          --              790                --               790
     Other income                                              13,643            6,015            21,145            15,001
                                                           ----------         --------        ----------        ----------
              Total noninterest income                         79,360           58,862           149,850           117,175

NONINTEREST EXPENSE
     Salaries and employee benefits                           198,744          185,649           388,833           351,461
     Occupancy expense                                         88,919           80,829           180,328           169,016
     Office supplies                                           23,260           24,217            42,779            45,149
     FDIC and state assessments                                 4,180            4,168             8,303             7,598
     Taxes other than income                                   14,100           12,000            29,480            23,705
     Legal and accounting                                      15,094           14,040            28,833            27,450
     Advertising and public relations                          12,304           12,852            23,257            32,429
     Loss on other real estate owned
        and repossessions                                      10,000            4,000            17,000            13,000
     Insurance                                                  6,885            6,892            13,470            13,257
     Credit card processing expense                            14,666           11,667            26,155            24,338
     Director's fees                                           10,500            7,000            21,000            13,500
     Other expenses                                            32,025           35,474            75,104            73,079
                                                           ----------         --------        ----------        ----------
              Total noninterest  expense                      430,677          398,788           854,542           793,982
                                                           ----------         --------        ----------        ----------

Income before federal income taxes                            132,234          110,905           284,962           212,421
Income taxes                                                   38,576           30,200            84,189            57,200
                                                           ----------         --------        ----------        ----------

NET INCOME                                                 $   93,658         $ 80,705        $  200,773        $  155,221
                                                           ==========         ========        ==========        ==========

OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized gain (loss) on available for
       sale securities arising during the period               (2,910)          45,097             1,845             6,538
                                                           ----------         --------        ----------        ----------
COMPREHENSIVE INCOME                                       $   90,748         $125,802        $  202,618        $  161,759
                                                           ==========         ========        ==========        ==========

BASIC AND DILUTED EARNINGS PER COMMON SHARE                $      .77         $    .67        $     1.66        $     1.28
                                                           ==========         ========        ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                           121,200          121,200           121,200           121,200
                                                           ==========         ========        ==========        ==========

---------------------------------------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                                       OHIO STATE BANCSHARES, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                         IN SHAREHOLDERS' EQUITY
                                               (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                     --------
                                                                             1998               1997
                                                                             ----               ----
Balance at beginning of period                                            $3,562,815         $3,225,980

Net income                                                                   200,773            155,221

Cash dividends ($.25 per share in 1998 and $.20 per share in 1997)           (30,300)           (24,240)

Change in unrealized loss on securities available for sale                     1,845              6,538
                                                                          ----------         ----------

Balance at end of period                                                  $3,735,133         $3,363,499
                                                                          ==========         ==========

--------------------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                                         OHIO STATE BANCSHARES, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                        --------
                                                                                1998                1997
                                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                             $   200,773         $   155,221
     Adjustments to reconcile net income to net cash from operating activities
         Net amortization of premiums                                            18,801               8,561
         Provision for loan losses                                              117,000              53,000
         Depreciation and amortization                                           59,016              73,858
         Net realized gains on securities available for sale                         --                (790)
         Federal Home Loan Bank stock dividend                                   (6,400)             (5,000)
         Loss on sale of other real estate owned and repossessions               17,000              13,000
         Change in accrued interest receivable                                  (47,990)             23,339
         Change in accrued interest payable                                     (14,845)            (61,797)
         Change in other assets and other liabilities                            40,510              73,719
                                                                            -----------         -----------
              Net cash from operating activities                                383,865             333,111

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                           (2,053,422)         (1,267,539)
         Proceeds from maturities and principal paydowns                      1,059,698             745,347
         Proceeds from sales                                                         --             319,915
     Securities held to maturity
         Purchases                                                             (227,185)                 --
         Proceeds from maturities and principal paydowns                             --             100,000
     Net change in interest-earning deposits in other banks                     199,000             100,000
     Net change in loans                                                     (3,092,254)         (2,839,048)
     Proceeds from sale of other real estate owned and repossessions            119,460              79,850
     Purchases of premises and equipment                                        (14,783)            (41,042)
                                                                            -----------         -----------
         Net cash from investing activities                                  (4,009,486)         (2,802,517)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                                           3,198,953           1,201,331
     Net change in borrowed funds                                                    --           1,294,000
     Cash dividends paid                                                             --             (24,240)
                                                                            -----------         -----------
         Net cash from financing activities                                   3,198,953           2,471,091
                                                                            -----------         -----------

Net change in cash and cash equivalents                                        (426,668)              1,685

Cash and cash equivalents at beginning of period                              3,726,486           2,688,038
                                                                            -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 3,299,818         $ 2,689,723
                                                                            ===========         ===========

------------------------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. ("OSB") at June 30, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of OSB for the year ended December 31, 1997, included in its 1997 Annual Report. Reference is made to the accounting policies of OSB described in the notes to consolidated financial statements contained in its 1997 Annual Report. OSB has consistently followed these policies in preparing this Form 10-QSB.

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

OSB's and the Bank's revenues, operating income and assets are primarily from the banking industry. Loan customers are mainly located in Marion County, Ohio, and include a wide range of individuals, businesses and other organizations. A major portion of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items, although borrower cash flows are expected to be the primary source of repayment.

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and the status of contingencies are particularly subject to change.

For the six months ended June 30, 1998 and 1997, cash paid for interest was $907,572 and $847,944, and cash paid for income taxes was $60,000 and $0. Noncash transfers from loans to other real estate owned and repossessions totaled $128,982 and $90,788 for the six months ended June 30, 1998 and 1997.

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

OSB adopted on January 1, 1998, SFAS No. 130, "Reporting Comprehensive Income," issued by the FASB in June 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. No additional disclosure under SFAS No. 131 was required for OSB.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 amends the disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS No. 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. Non-public companies are subject to reduced disclosure requirements, however, such entities may elect to follow the full disclosure requirements of SFAS No. 132. SFAS No. 132 will be effective for 1998 and is not expected to have a significant impact on the OSB's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application.

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities at June 30, 1998 and December 31, 1997 were as follows:

                                                                       June 30, 1998
                                                ----------------------------------------------------------
                                                                   Gross         Gross
                                                 Amortized       Unrealized    Unrealized         Fair
                                                   Cost            Gains         Losses           Value
                                                   ----            -----         ------           -----
AVAILABLE FOR SALE
U.S. Treasury securities                        $1,447,175        $ 5,547        $    --        $1,452,722
Obligations of U.S. government agencies          1,001,770          2,775             --         1,004,545
Mortgage-backed securities                       5,660,470          8,510         19,325         5,649,655
                                                ----------        -------        -------        ----------
Total debt securities available for sale         8,109,415         16,832         19,325         8,106,922
Other securities                                   229,540             --             --           229,540
                                                ----------        -------        -------        ----------
   Total securities available for sale          $8,338,955        $16,832        $19,325        $8,336,462
                                                ==========        =======        =======        ==========

HELD TO MATURITY
Obligation of U.S. government agencies          $  500,000        $    --        $ 2,125        $  497,875
Obligations of states and political
  subdivisions                                   2,383,481         83,284          3,537         2,463,228
                                                ----------        -------        -------        ----------
   Total securities held to maturity            $2,883,481        $83,284        $ 5,662        $2,961,103
                                                ==========        =======        =======        ==========

                                                                     December 31, 1997
                                                ----------------------------------------------------------
                                                                   Gross         Gross
                                                 Amortized       Unrealized    Unrealized         Fair
                                                   Cost            Gains         Losses           Value
                                                   ----            -----         ------           -----
AVAILABLE FOR SALE
U.S. Treasury securities                        $  650,291        $ 3,897        $    --        $  654,188
Obligations of U.S. government agencies            502,203          1,772             --           503,975
Mortgage-backed securities                       5,979,249         11,438         22,395         5,968,292
                                                ----------        -------        -------        ----------
Total debt securities available for sale         7,131,743         17,107         22,395         7,126,455
Other securities                                   223,140             --             --           223,140
                                                ----------        -------        -------        ----------
   Total securities available for sale          $7,354,883        $17,107        $22,395        $7,349,595
                                                ==========        =======        =======        ==========

HELD TO MATURITY
Obligation of U.S. government agencies          $  500,000        $    --        $ 8,410        $  491,590
Obligations of states and political
  subdivisions                                   2,159,045         80,778             --         2,239,823
                                                ----------        -------        -------        ----------
   Total securities held to maturity            $2,659,045        $80,778        $ 8,410        $2,731,413
                                                ==========        =======        =======        ==========

No securities classified as available for sale were sold during the three or six months ended June 30, 1998. Proceeds from sales of securities classified as available for sale were $319,915 during the three and six months ended June 30, 1997. Gross gains of $790 were realized on sales in 1997.

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of securities at June 30, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                                  Available-for-Sale Securities        Held-to-Maturity Securities
                                  -----------------------------        ---------------------------
                                   Amortized           Fair            Amortized           Fair
                                     Cost              Value             Cost              Value
                                     ----              -----             ----              -----
Due in one year or less           $       --        $       --        $  500,000        $  497,875
Due in one to five years           2,448,945         2,457,267                --                --
Due in five to ten years                  --                --           811,418           856,038
Due after ten years                       --                --         1,572,063         1,607,190
Mortgage-backed securities         5,660,470         5,649,655                --                --
Other securities                     229,540           229,540                --                --
                                  ----------        ----------        ----------        ----------
                                  $8,338,955        $8,336,462        $2,883,481        $2,961,103
                                  ==========        ==========        ==========        ==========

Securities with a carrying value of approximately $3,352,000 at June 30, 1998 and $3,938,000 at December 31, 1997 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at June 30, 1998 and December 31, 1997 were as follows:

                                          June 30, 1998     December 31, 1997
                                          -------------     -----------------

         Commercial                        $14,586,946        $13,059,019
         Installment                        18,711,247         17,474,294
         Real estate                         3,343,819          3,307,311
         Credit card                           553,192            595,324
         Other                                  14,696             15,330
                                           -----------        -----------
                                            37,209,900         34,451,278
         Net deferred loan costs               339,406            255,691
         Allowance for loan losses            (307,160)          (311,095)
                                           -----------        -----------
                                           $37,242,146        $34,395,874
                                           ===========        ===========

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for the six months ended June 30, 1998 and 1997 is as follows:

                                                     1998         1997
                                                     ----         ----

         Balance - January 1                      $ 311,095     $281,142
         Loan charged-off                          (139,908)     (69,008)
         Recoveries                                  18,973       14,204
         Provision for loan losses                  117,000       53,000
                                                  ---------     --------
         Balance - June 30                        $ 307,160     $279,338
                                                  =========     ========

Impaired loans at June 30, 1998 and December 31, 1997 were as follows:

                                               June 30, 1998   December 31, 1997
                                               -------------   -----------------

Period-end impaired loans with allowance
  for loan losses allocated                       $205,000          $282,000
Amount of allowance allocated                       20,000            32,000

Impaired loans for the six months ended June 30, 1998 were as follows:

                                                                   1998
                                                                   ----

Average of impaired loans during the period                      $269,000
Total interest income recognized during impairment                     --
Cash-basis interest income recognized                                  --

During the six months ended June 30, 1997, the Corporation had no loans for which impairment was required to be evaluated on an individual basis. Loans on which the accrual of interest has been discontinued because circumstances indicate that collection is questionable amounted to $387,754 and $316,880 at June 30, 1998 and December 31, 1997. All impaired loans are also included in nonaccrual loans.


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

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

At June 30, 1998 and December 31, 1997, reserves of $382,000 and $370,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Included in cash and cash equivalents at June 30, 1998 and December 31, 1997 was approximately $2,308,000 and $2,952,000 on deposit with the Independent State Bank of Ohio.

Some financial instruments are used in the normal course of business to meet financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest rate risk in excess of the amounts reported in the financial statements.

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

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, consist primarily of variable rate commitments. The interest rates on these commitments ranged from 6.2% to 11.5% at June 30, 1998 and at December 31, 1997. Outstanding commitments for credit card rates ranged from 12.0% to 17.9% as of June 30, 1998 and December 31, 1997. Of the total outstanding balances on these credit cards at June 30, 1998, 61% were fixed and 39% were variable rate and at December 31, 1997, 59% were fixed rate and 41% were variable rate.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at June 30, 1998 and December 31, 1997 follows:

                                               June 30, 1998   December 31, 1997
                                               -------------   -----------------

         Commitments to extend                   $2,446,000       $3,272,000
         Credit card arrangements                 1,018,000        1,203,000

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

At June 30, 1998 and December 31, 1997, the Bank had a line of credit enabling it to borrow up to $3,716,000 and 3,588,000 with the Federal Home Loan Bank of Cincinnati. No borrowings were outstanding on this line of credit as of June 30, 1998 or December 31, 1997. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

The Bank's branch, which opened in December 1996, is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. The Corporation also leases space for one of its automated teller machines under an operating lease. The lease term is for one year expiring in November 1998. Upon expiration, the lease will be continued, rewritten, or terminated. Total rental expense was $27,774 and $19,374 for the six months ended June 30, 1998.

Rental commitments under these noncancelable operating leases are:

               Year ending June 30,

                  1999                                $ 45,748
                  2000                                  38,748
                  2001                                  38,748
                  2002                                  39,852
                  2003                                  40,685
                  Thereafter                           577,432
                                                      --------
                                                      $781,213
                                                      ========

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. ("OSB") at June 30, 1998, compared to December 31, 1997, and the consolidated results of operations for the three and six months ended June 30, 1998, compared to the same periods in 1997. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

When used in this Form 10-QSB or future filings by OSB with the Securities and Exchange Commission, in OSB's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. OSB wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect OSB's financial performance and could cause OSB's actual results for future periods to differ materially from those anticipated or projected. OSB does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

See Exhibit 99, which is incorporated herein by reference.

OSB is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. In addition, OSB is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


FINANCIAL CONDITION

OSB has experienced 6.93% asset growth since December 31, 1997, as total assets increased $3,452,000 from $49,794,000 at December 31, 1997 to $53,246,000 at
June 30, 1998. Maintaining a moderate growth rate while increasing the loan to deposit ratio continues to be OSB's primary operating strategy.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Interest-earning deposits in other banks, securities available for sale and securities held to maturity increased from $10,208,000 at December 31, 1997 to $11,220,000 at June 30, 1998, an increase of $1,012,000, or 9.92%. It is management's strategy to maintain securities and other liquid assets at about their current level as a percentage of total assets.

Net loans increased $2,846,000, or 8.28% during the period from December 31, 1997 to June 30, 1998. This growth was funded primarily by increases in deposit accounts and when necessary, short-term advances from the Federal Home Loan Bank. Commercial loans increased 11.70% from $13,059,000 on December 31, 1997 to $14,587,000 on June 30, 1998. Installment loans grew from $17,474,000 on December 31, 1997 to $18,711,000 on June 30, 1998, a 7.08% increase.

The allowance for loan losses as a percentage of loans declined to 0.82% at June 30, 1998 compared to 0.90% at December 31, 1997. The decline occurred despite increasing the provision for loan losses by $54,000 over the prior year six-month period due to net charge-offs increasing $66,000 over the prior year six-month period. All loans charged-off during the six months ended June 30, 1998 were either installment or credit cards. Despite the decrease in the allowance for loan losses, $57,000 of the allowance at June 30, 1998 remains unallocated to any specific loan or loan category. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. Should charge-offs continue, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb reasonably foreseeable losses in the loan portfolio.

Total deposits increased $3,199,000, or 6.97% from December 31, 1997 to June 30, 1998. The increase in deposits was primarily due to the 9.37% increase in interest-bearing deposits from $38,896,000 on December 31, 1997 to $42,542,000 on June 30, 1998. Noninterest-bearing deposits declined $446,000, or 6.36% from December 31, 1997 to June 30, 1998. This decrease was due to cyclical cash needs by the OSB's large commercial customers.

The loan and deposit growth that OSB has experienced is primarily due to changes in the Company's local market conditions resulting from financial institution consolidation. Due to the local market conditions, OSB has obtained several new loan and deposit customers despite spending less money on advertising and, in certain circumstances, being less interest rate competitive.

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

Net income for the three and six months ended June 30, 1998 was $94,000 and $201,000, or $13,000 and $46,000 more than the same periods in 1997. The reason for the increase in earnings was due to improved net interest income.

Net interest income is the largest component of OSB's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $87,000 and $164,000 for the three and six months ended June 30, 1998 compared to the same periods in 1997. The increase in net interest income is attributable to OSB increasing its net loan to deposit ratio from 74.92% on December 31, 1997 to 75.84% as of June 30, 1998. The increase in the loan to deposit ratio has resulted in an improved net interest margin as loans typically earn a higher yield than other investing alternatives. OSB's earning assets increased from $41,775,000 at June 30, 1997 to $49,671,000 at June 30, 1998, and also contributed to the increase in net interest income.

Noninterest income increased $20,000, or 34.82% for the three months ended June 30, 1998, and $33,000, or 27.89% for the six months ended June 30, 1998, over the same periods in the prior year. The increase over the prior periods is primarily due to ATM surcharge fees for noncustomers of the Bank and commissions from credit life insurance.

Noninterest expense was up $32,000, or 8.00% for the three months ended June 30, 1998 versus the three months ended June 30, 1997. Noninterest expense increased $61,000, or 7.63% for the six months ended June 30, 1998, compared to the same period in the prior year. Normal salary increases plus higher occupancy costs were the major reasons for the increase in noninterest expense.

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

                                       Capital to risk-
                                        weighted assets
                                        ---------------         Tier 1 capital
                                     Total           Tier 1    to average assets
                                     -----           ------    -----------------

         Well capitalized             10%              6%             5%
         Adequately capitalized        8%              4%             4%
         Undercapitalized              6%              3%             3%

At June 30, 1998 and December 31, 1997, the actual capital ratios for the Bank were:

                                                  June 30, 1998    December 31, 1997
                                                  -------------    -----------------
         Total capital to risk-weighted assets       10.02%             10.20%
         Tier 1 capital to risk-weighted assets       9.26               9.45
         Tier 1 capital to average assets             7.15               7.33

At June 30, 1998 and December 31, 1997, the Bank was categorized as well capitalized.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and OSB's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $3,300,000 at June 30, 1998 and $3,726,000 at December 31, 1997. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

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

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                           Quarter ended June 30, 1998
                           PART II - OTHER INFORMATION

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

Item 4 -       Submission of Matters to a Vote of Security Holders:
               ---------------------------------------------------
               On April 9, 1998, Ohio State Bancshares, Inc. held the Annual Meeting of Shareholders at which shareholders voted upon the election of four directors for a term expiring in 2001. The results of the voting on these matters were as follows:

                     Nominee                   Votes for             Withheld
                     -------                   ---------             --------

               Samuel J. Birnbaum                81,203                1,203
               Lloyd L. Johnston                 81,203                1,203
               F. Winton Lackey                  81,203                1,203
               John D. Owens                     81,203                1,203

               Other matters submitted to the Shareholders, for which the following votes were cast:

               1) Ratification of the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the current fiscal year.

               FOR:  82,006              AGAINST:  300             ABSTAIN:  100

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

Item 6 -       Exhibits and Reports on Form 8-K:
               ---------------------------------
               (a)    Exhibit 27 - Financial Data Schedule.

               (b) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (c) No current reports on Form 8-K were filed by the small business issuer during the quarter ended June 30, 1998.

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


                                            OHIO STATE BANCSHARES, INC.
                                            ------------------------------------
                                            (Registrant)

Date:        August 10, 1998                /s/ Gary E. Pendleton
     ------------------------------         ------------------------------------
                                            (Signature)
                                            Gary E. Pendleton
                                            President and Chief Executive
                                            Officer




Date:        August 10, 1998                /s/ William H. Harris
     ------------------------------         ------------------------------------
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