Form 10QSB
period 1998-09-30
OHIO STATE BANCSHARES INC
filed 1998-11-13
CIK 919644

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998


[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT

For the transaction period from       to      .
                                -----    -----

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


Common stock, $10.00 par value                 121,200 common shares
                                               outstanding at November 9, 1998

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1998

-----------------------------------------------------------------------------

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets ...........................    3

       Condensed Consolidated Statements of Income .....................    4

       Condensed Consolidated Statements of Comprehensive Income .......    5

       Condensed Consolidated Statements of Changes in
         Shareholders' Equity ..........................................    6

       Condensed Consolidated Statements of Cash Flows .................    7

       Notes to the Consolidated Financial Statements ..................    8


Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................   16


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .............................................   22

Item 2.  Changes in Securities and Use of Proceeds .....................   22

Item 3.  Defaults Upon Senior Securities ...............................   22

Item 4.  Submission of Matters to a Vote of Security Holders ...........   22

Item 5.  Other Information .............................................   22

Item 6.  Exhibits and Reports on Form 8-K ..............................   22

SIGNATURES .............................................................   23

                                    OHIO STATE BANCSHARES, INC.
                    PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)

---------------------------------------------------------------------------------------------------
                                                                   September 30,       December 31,
                                                                       1998                1997
                                                                       ----                ----
ASSETS
Cash and due from banks                                             $ 2,602,037        $ 2,669,486
Federal funds sold                                                      919,000          1,057,000
                                                                    -----------        -----------
     Total cash and cash equivalents                                  3,521,037          3,726,486
Interest-earning deposits in other banks                                     --            199,000
Securities available for sale                                         8,800,900          7,349,595
Securities held to maturity (Fair value of $3,241,311
  at September 30, 1998 and $2,731,413 at December 31, 1997)          3,099,227          2,659,045
Loans, net of allowance for loan losses                              38,837,455         34,395,874
Premises and equipment, net                                             821,340            837,187
Other real estate owned and repossessions                                51,206             18,598
Accrued interest receivable                                             419,716            341,961
Other assets                                                            354,083            266,124
                                                                    -----------        -----------

         Total assets                                               $55,904,954        $49,793,870
                                                                    ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
     Noninterest-bearing                                            $ 6,942,862        $ 7,012,228
     Interest-bearing                                                44,610,643         38,896,495
                                                                    -----------        -----------
         Total                                                       51,553,505         45,908,723
Accrued interest payable                                                233,434            218,240
Other liabilities                                                       240,457            104,092
                                                                    -----------        -----------
     Total liabilities                                               52,027,396         46,231,055

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  121,200 shares issued and outstanding                               1,212,000          1,212,000
Additional paid-in capital                                            1,831,227          1,831,227
Retained earnings                                                       806,307            523,078
Unrealized gain (loss) on securities available
  for sale, net of tax                                                   28,034             (3,490)
                                                                    -----------        -----------
     Total shareholders' equity                                       3,877,568          3,562,815
                                                                    -----------        -----------

         Total liabilities and shareholders' equity                 $55,904,964        $49,793,870
                                                                    ===========        ===========

---------------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                                                OHIO STATE BANCSHARES, INC.
                               PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                   Nine Months Ended
                                                                  September 30,                       September 30,
                                                                  -------------                       -------------
                                                              1998             1997              1998              1997
                                                              ----             ----              ----              ----
INTEREST INCOME
     Loans, including fees                                 $  888,617        $786,422         $2,580,457        $2,169,956
     Taxable securities                                       120,258         119,156            344,279           388,785
     Nontaxable securities                                     37,464          26,922             97,859            81,522
     Other                                                     13,012          11,661             36,137            32,273
                                                           ----------        --------         ----------        ----------
         Total interest income                              1,059,351         944,161          3,058,732         2,672,536

INTEREST EXPENSE
     Deposits                                                 487,143         420,098          1,377,102         1,182,329
     Other borrowings                                             253          13,785              3,021            37,701
                                                           ----------        --------         ----------        ----------
         Total interest expense                               487,396         433,883          1,380,123         1,220,030
                                                           ----------        --------         ----------        ----------

NET INTEREST INCOME                                           571,955         510,278          1,678,609         1,452,506
Provision for loan losses                                      40,000          24,000            157,000            77,000
                                                           ----------        --------         ----------        ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           531,955         486,278          1,521,609         1,375,506

NONINTEREST INCOME
     Fees for other customer services                          67,203          54,765            195,908           156,149
     Net realized gain on sales of securities
       available for sale                                          --            (296)                --               494
     Other income                                                 538           3,381             21,683            18,382
                                                           ----------        --------         ----------        ----------
         Total noninterest income                              67,741          57,850            217,591           175,025

NONINTEREST EXPENSE
     Salaries and employee benefits                           200,378         168,601            589,211           520,062
     Occupancy expense                                         90,168          82,775            270,496           251,791
     Office supplies                                           26,442          20,428             69,221            65,577
     FDIC and state assessments                                 4,559           3,750             12,862            11,348
     Taxes other than income                                   14,100           8,396             43,580            32,101
     Legal and accounting                                      14,220          14,744             43,053            42,194
     Advertising and public relations                          10,186          13,513             33,443            45,942
     Loss on other real estate owned
       and repossessions                                        5,000           8,000             22,000            21,000
     Insurance                                                  6,681           6,629             20,151            19,886
     Credit card processing expense                            13,666          12,529             39,821            36,867
     Directors' fees                                           14,100           9,825             35,100            23,325
     Other expenses                                            38,578          45,247            113,682           118,326
                                                           ----------        --------         ----------        ----------
         Total noninterest expense                            438,078         394,437          1,292,620         1,188,419
                                                           ----------        --------         ----------        ----------

Income before federal income taxes                            161,618         149,691            446,580           362,112
Income taxes                                                   48,862          38,032            133,051            95,232
                                                           ----------        --------         ----------        ----------
NET INCOME                                                 $  112,756        $111,659         $  313,529        $  266,880
                                                           ==========        ========         ==========        ==========

BASIC AND DILUTED EARNINGS PER COMMON SHARE                $      .93        $    .92         $     2.59        $     2.20
                                                           ==========        ========         ==========        ==========

--------------------------------------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                                           OHIO STATE BANCSHARES, INC.
                          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                              -------------                   -------------
                                                          1998            1997            1998            1997
                                                          ----            ----            ----            ----
NET INCOME                                              $112,756        $111,659        $313,529        $266,880

OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized gain (loss) on available for
       sale securities arising during the period          29,679          23,975          31,524          31,032
     Reclassification for realized amount                     --             193              --            (326)
                                                        --------        --------        --------        --------

COMPREHENSIVE INCOME                                    $142,435        $135,827        $345,053        $297,586
                                                        ========        ========        ========        ========

----------------------------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                                      OHIO STATE BANCSHARES, INC.
                      PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                        IN SHAREHOLDERS' EQUITY
                                              (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                  -------------
                                                                             1998               1997
                                                                             ----               ----
Balance at beginning of period                                            $3,562,815         $3,225,980

Net income                                                                   313,529            266,880

Cash dividends ($.25 per share in 1998 and $.20 per share in 1997)           (30,300)           (24,240)

Change in fair value of securities available for sale                         31,524             30,706
                                                                          ----------         ----------

Balance at end of period                                                  $3,877,568         $3,499,326
                                                                          ==========         ==========

-------------------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                                        OHIO STATE BANCSHARES, INC.
                        PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                1998                1997
                                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                             $   313,529         $   266,880
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of premiums                                            27,880              16,102
         Provision for loan losses                                              157,000              77,000
         Depreciation and amortization                                           86,944             104,830
         Net realized gains on securities available for sale                         --                (494)
         Federal Home Loan Bank stock dividend                                   (9,700)             (8,100)
         Loss on sale of other real estate owned and repossessions               22,000              21,000
         Change in accrued interest receivable                                  (77,755)             13,752
         Change in accrued interest payable                                      15,194             (19,814)
         Change in other assets and other liabilities                            32,166             (51,137)
                                                                            -----------         -----------
              Net cash from operating activities                                567,258             420,019

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                           (3,121,323)         (1,694,598)
         Proceeds from maturities and principal paydowns                      1,703,713           1,142,488
         Proceeds from sales                                                         --           1,319,603
     Securities held to maturity
         Purchases                                                             (944,293)                 --
         Proceeds from maturities and principal paydowns                        500,000             100,000
     Net change in interest-earning deposits in other banks                     199,000             200,000
     Net change in loans                                                     (4,806,659)         (5,305,690)
     Proceeds from sale of other real estate owned and repossessions            153,470             105,280
     Purchases of premises and equipment                                        (71,097)            (49,419)
                                                                            -----------         -----------
         Net cash from investing activities                                  (6,387,189)         (4,182,336)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposit accounts                                           5,644,782           3,917,445
     Cash dividends paid                                                        (30,300)            (24,240)
                                                                            -----------         -----------
         Net cash from financing activities                                   5,614,482           3,893,205
                                                                            -----------         -----------

Net change in cash and cash equivalents                                        (205,449)            130,888

Cash and cash equivalents at beginning of period                              3,726,486           2,688,038
                                                                            -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 3,521,037         $ 2,818,926
                                                                            ===========         ===========

-----------------------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. ("OSB") at September 30, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of OSB for the year ended December 31, 1997, included in its 1997 Annual Report. Reference is made to the accounting policies of OSB described in the notes to consolidated financial statements contained in its 1997 Annual Report. OSB has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include the accounts of OSB and its wholly-owned subsidiary, The Marion Bank ("Bank"). All significant intercompany transactions and balances have been eliminated.

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

For the nine months ended September 30, 1998 and 1997, cash paid for interest was $1,364,929 and $1,239,844, and cash paid for income taxes was $60,000 and $5,000. Noncash transfers from loans to other real estate owned and repossessions totaled $208,078 and $115,288 for the nine months ended September 30, 1998 and 1997.

Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share is not currently applicable since OSB has no common stock equivalents. The weighted average number of shares outstanding for all periods presented is 121,200.

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for transactions in 1997. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," was issued in December 1996. SFAS 127 deferred, for one year, the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS No. 125 continued to be effective January 1, 1997. SFAS No. 125 did not have a material impact on OSB's financial statements for transactions subject to the Statement beginning January 1, 1998.

OSB adopted on January 1, 1998, SFAS No. 130, "Reporting Comprehensive Income," issued by the FASB in June 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

Securities at September 30, 1998 and December 31, 1997 were as follows:

                                                                     September 30, 1998
                                                -----------------------------------------------------------
                                                                    Gross         Gross
                                                Amortized        Unrealized     Unrealized         Fair
                                                   Cost             Gains         Losses           Value
                                                   ----             -----         ------           -----
AVAILABLE FOR SALE
U.S. Treasury securities                        $1,447,345        $ 25,330        $    --        $1,472,675
Obligations of U.S. government agencies          1,001,523          11,932             --         1,013,455
Mortgage-backed securities                       6,076,716          20,672         15,458         6,081,930
                                                ----------        --------        -------        ----------
Total debt securities available for sale         8,525,584          57,934         15,458         8,568,060
Other securities                                   232,840              --             --           232,840
                                                ----------        --------        -------        ----------
   Total securities available for sale          $8,758,424        $ 57,934        $15,458        $8,800,900
                                                ==========        ========        =======        ==========

HELD TO MATURITY
Obligations of states and political
  subdivisions                                  $3,099,227        $142,084        $    --        $3,241,311
                                                ==========        ========        =======        ==========

                                                                     December 31, 1997
                                                -----------------------------------------------------------
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
                                                ==========         =======        =======        ==========

No securities classified as available for sale were sold during the three or nine months ended September 30, 1998. Proceeds from sales of securities classified as available for sale were $999,688 and $1,319,603 during the three and nine months ended September 30, 1997. Gross gains of $156 and gross losses of $452 were realized on sales during the three month period ending September 30, 1997. Gross gains of $946 and gross losses of $452 were realized on sales during the nine month period ending September 30, 1997.

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of securities at September 30, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                                  Available-for-Sale Securities        Held-to-Maturity Securities
                                  -----------------------------       ----------------------------
                                  Amortized            Fair           Amortized            Fair
                                     Cost              Value             Cost              Value
                                     ----              -----             ----              -----
Due in one year or less           $  249,968        $  252,265        $       --        $       --
Due in one to five years           2,198,900         2,233,865                --                --
Due in five to ten years                  --                --           960,012         1,017,829
Due after ten years                       --                --         2,139,215         2,223,482
Mortgage-backed securities         6,076,716         6,081,930                --                --
Other securities                     232,840           232,840                --                --
                                  ----------        ----------        ----------        ----------
                                  $8,758,424        $8,800,900        $3,099,227        $3,241,311
                                  ==========        ==========        ==========        ==========

Securities with a carrying value of approximately $2,436,000 at September 30, 1998 and $3,938,000 at December 31, 1997 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at September 30, 1998 and December 31, 1997 were as follows:

                                          September 30,       December 31,
                                              1998                1997
                                              ----                ----
         Commercial                        $15,057,162        $13,059,019
         Installment                        19,674,480         17,474,294
         Real estate                         3,457,838          3,307,311
         Credit card                           586,779            595,324
         Other                                  27,210             15,330
                                           -----------        -----------
                                            38,803,469         34,451,278
         Net deferred loan costs               380,394            255,691
         Allowance for loan losses            (346,408)          (311,095)
                                           -----------        -----------
                                           $38,837,455        $34,395,874
                                           ===========        ===========

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses for the nine months ended September 30, 1998 and 1997 is as follows:

                                                   1998          1997
                                                   ----          ----
         Balance - January 1                    $ 311,095     $ 281,142
         Loan charged-off                        (148,207)     (118,953)
         Recoveries                                26,520        29,118
         Provision for loan losses                157,000        77,000
                                                ---------     ---------
         Balance - June 30                      $ 346,408     $ 268,307
                                                =========     =========

Impaired loans at September 30, 1998 and December 31, 1997 were as follows:

                                               September 30,      December 31,
                                                   1998               1997
                                                   ----               ----
Period-end impaired loans with allowance
  for loan losses allocated                      $662,000           $282,000
Amount of allowance allocated                      66,000             32,000

Impaired loans for the nine months ended September 30, 1998 were as follows:

                                                                   1998
                                                                   ----
Average of impaired loans during the period                      $362,000
Total interest income recognized during impairment                     --
Cash-basis interest income recognized                                  --

During the nine months ended September 30, 1997, OSB had no loans for which impairment was required to be evaluated on an individual basis. Loans on which the accrual of interest has been discontinued because circumstances indicate that collection is questionable amounted to $913,075 and $316,880 at September 30, 1998 and December 31, 1997. All impaired loans are also included in nonaccrual loans.


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

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

At September 30, 1998 and December 31, 1997, reserves of $425,000 and $370,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Included in cash and cash equivalents at September 30, 1998 and December 31, 1997 was approximately $2,409,000 and $2,952,000 on deposit with the Independent State Bank of Ohio.

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

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, consist primarily of variable rate commitments. The interest rates on these commitments ranged from 5.73% to 15.50% at September 30, 1998 and 6.20% to 11.50% at December 31, 1997. Outstanding commitments for credit card rates ranged from 12.00% to 17.90% as of September 30, 1998 and December 31, 1997. Of the total outstanding balances on these credit cards at September 30, 1998, 56% were fixed and 44% were variable rate and at December 31, 1997, 59% were fixed rate and 41% were variable rate.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at September 30, 1998 and December 31, 1997 follows:

                                             September 30,      December 31,
                                                 1998               1997
                                                 ----               ----
         Commitments to extend credit         $2,083,000         $3,272,000
         Credit card arrangements                999,000          1,203,000

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

At September 30, 1998 and December 31, 1997, the Bank had a line of credit enabling it to borrow up to $3,782,000 and $3,588,000 with the Federal Home Loan Bank of Cincinnati. No borrowings were outstanding on this line of credit as of September 30, 1998 or December 31, 1997. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

The Bank's branch facility, which opened in December 1996, is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. The Corporation also leases space for one of its automated teller machines under an operating lease. The lease term is for one year expiring in November 1998. Upon expiration, the lease will be continued, rewritten, or terminated. Total rental expense was $13,887 and $41,661 for the three and nine months ended September 30, 1998 and $9,687 and $29,061 for the three and nine months ended September 30, 1997.

Rental commitments under these noncancelable operating leases are:

             Year ending September 30,
                  1999                              $ 41,548
                  2000                                38,748
                  2001                                38,748
                  2002                                40,336
                  2003                                40,685
                  Thereafter                         567,261
                                                    --------
                                                    $767,326
                                                    ========

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
         PART I - FINANCIAL INFORMATION; ITEM 2. MANAGEMENT'S DISCUSSION
          AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. ("OSB") at September 30, 1998, compared to December 31, 1997, and the consolidated results of operations for the three and nine months ended September 30, 1998, compared to the same periods in 1997. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

OSB has experienced 12.27% asset growth since December 31, 1997, as total assets increased $6,111,000 from $49,794,000 at December 31, 1997 to $55,905,000 at
September 30, 1998. Maintaining a moderate growth rate while increasing the loan to deposit ratio continues to be OSB's primary operating strategy.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
         PART I - FINANCIAL INFORMATION; ITEM 2. MANAGEMENT'S DISCUSSION
          AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Interest-earning deposits in other banks, securities available for sale and securities held to maturity increased from $10,208,000 at December 31, 1997 to $11,900,000 at September 30, 1998, an increase of $1,692,000, or 16.58%. It is management's strategy to maintain securities and other liquid assets at about their current level as a percentage of total assets.

Net loans increased $4,442,000, or 12.91% during the period from December 31, 1997 to September 30, 1998. This growth was funded primarily by increases in deposit accounts and when necessary, short-term advances from the Federal Home Loan Bank. Commercial loans increased 15.30% from $13,059,000 on December 31, 1997 to $15,057,000 on September 30, 1998. Installment loans grew from $17,474,000 on December 31, 1997 to $19,674,000 on September 30, 1998, a 12.59%
increase.

The allowance for loan losses remained almost unchanged at 0.89% of loans as of September 30, 1998 compared to 0.90% at December 31, 1997. The slight decline occurred despite increasing the provision for loan losses by $80,000 over the prior year nine-month period due to net charge-offs increasing $32,000 over the prior year nine-month period and loan growth. All loans charged-off during the nine months ended September 30, 1998 were either installment or credit cards. $21,000 of the allowance at September 30, 1998 remains unallocated to any specific loan or loan category. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. Should charge-offs continue, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb reasonably foreseeable losses in the loan portfolio.

Total deposits increased $5,645,000, or 12.30% from December 31, 1997 to September 30, 1998. The increase in deposits was primarily due to the 14.69% increase in interest-bearing deposits from $38,896,000 on December 31, 1997 to $44,611,000 on September 30, 1998. Noninterest-bearing deposits declined $69,000, or 0.99% from December 31, 1997 to September 30, 1998. This decrease was due to cyclical cash needs by the OSB's large commercial customers.

The loan and deposit growth that OSB has experienced during 1998 is primarily due to changes in the local market conditions resulting from financial institution consolidation. Due to the local market conditions, OSB has obtained several new loan and deposit customers despite spending less money on advertising and, in certain circumstances, being less interest rate competitive.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
         PART I - FINANCIAL INFORMATION; ITEM 2. MANAGEMENT'S DISCUSSION
          AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net income for the three and nine months ended September 30, 1998 was $113,000 and $314,000, or $1,000 and $47,000 more than the same periods in 1997. The reason for the increase in earnings was primarily due to improved net interest income partially offset by increases in the provision for loan losses and noninterest expense.

Net interest income is the largest component of OSB's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $62,000 and $226,000 for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The increase in net interest income is attributable to OSB's earning assets increasing from $43,798,000 at September 30, 1997 to $52,003,000 at September 30, 1998. OSB increased its net loan to deposit ratio from 74.92% on December 31, 1997 to 75.33% as of September 30, 1998 which also contributed to the increase in net interest income. Increasing the loan to deposit ratio usually improves the net interest margin as loans typically earn a higher yield than other investing alternatives.

Noninterest income increased $10,000, or 17.10% for the three months ended September 30, 1998, and $43,000, or 24.32% for the nine months ended September 30, 1998, over the same periods in the prior year. The increase over the prior periods is primarily due to ATM surcharge fees for noncustomers of the Bank and commissions from credit life insurance.

Noninterest expense was up $44,000, or 11.06% for the three months ended September 30, 1998 versus the three months ended September 30, 1997. Noninterest expense increased $104,000, or 8.77% for the nine months ended September 30, 1998, compared to the same period in the prior year. Normal salary increases and the hiring of additional personnel plus higher occupancy costs were the major reasons for the increase in noninterest expense.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
         PART I - FINANCIAL INFORMATION; ITEM 2. MANAGEMENT'S DISCUSSION
          AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                      Capital to risk-
                                       weighted assets
                                       ---------------       Tier 1 capital
                                      Total     Tier 1     to average assets
                                      -----     ------     -----------------
         Well capitalized              10%        6%              5%
         Adequately capitalized         8%        4%              4%
         Undercapitalized               6%        3%              3%

At September 30, 1998 and December 31, 1997, the actual capital ratios for the Bank were:

                                                 September 30,      December 31,
                                                     1998               1997
                                                     ----               ----
         Total capital to risk-weighted assets       9.87%             10.20%
         Tier 1 capital to risk-weighted assets      9.05               9.45
         Tier 1 capital to average assets            7.02               7.33

At September 30, 1998, the Bank was categorized as adequately capitalized rather than well capitalized due to the growth of the Bank exceeding capital retention. OSB is in the process of filing the required Registration Statements to sell approximately $1,166,000 of its stock. The proceeds from the stock offering will be infused into the Bank. As a result, management anticipates the Bank will regain its well capitalized classification at December 31, 1998. Federal deposit insurance premiums are assessed based upon regulatory capital ratios at June 30 and December 31 of each year. Thus, the Bank's status as adequately capitalized at September 30, 1998 will not result in increased deposit insurance premiums. At December 31, 1997, the Bank was categorized as well capitalized.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
         PART I - FINANCIAL INFORMATION; ITEM 2. MANAGEMENT'S DISCUSSION
          AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and OSB's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $3,521,000 at September 30, 1998 and $3,726,000 at December 31, 1997. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

Taking into account the capital adequacy, profitability and reputation maintained by OSB, available liquidity sources are considered adequate to meet current and projected needs.

YEAR 2000

OSB's subsidiary Bank's lending and deposit activities are almost entirely dependent on computer systems which process and record transactions. In addition to its basic operating activities, OSB's facilities and infrastructure, such as security systems and communications equipment, are dependent to varying degrees on computer systems. Management is aware of the potential Year 2000 related problems that may affect the computers that control or operate OSB's operating systems, facilities and infrastructure. OSB's strategy and operating plan is to achieve operating readiness to ensure that its customers are provided uninterrupted services and OSB is able to comply with all applicable consumer protection statutes as they relate to Year 2000 compliance.

In January 1998, a committee of its corporate officers was formed to identify all software systems, equipment and vendors that could possibly be affected by the Year 2000 century change, devise a detailed testing and confirmation system that will ensure that all affected systems are tested or certified by the vendor and develop contingency plans including the possibility of changing vendors for any application that OSB is unable to test or certify to be Year 2000 compliant.

Management has evaluated its computer hardware and software and has contacted the companies that supply or service OSB's computer-operated or -dependent systems to obtain confirmation that each such system that is material to the operations of the Bank is either currently Year 2000 compliant or is expected to be Year 2000 compliant. The Bank uses software of a nationally recognized software provider that specializes in financial institutions which somewhat mitigates the risk associated with the Year 2000 issue. As of September 30, 1998, OSB has incurred costs of approximately $60,000 related to Year 2000 compliance. The primary expenditures have been for upgraded teller software and new personal computers. Management estimates another $40,000 will be expended in 1999 for onsite and offsite software testing and additional personal computers. With respect to systems that cannot presently be

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
         PART I - FINANCIAL INFORMATION; ITEM 2. MANAGEMENT'S DISCUSSION
          AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

confirmed as Year 2000 compliant, management will continue to work with the appropriate supplier or servicer to ensure that all such systems will be rendered compliant in a timely manner, with minimal expense to OSB or disruption of the Bank's operations. Management anticipates Year 2000 compliance testing will be completed by the first quarter of 1999 for its mission critical systems. If the test results exhibit noncompliance with Year 2000 with respect to any systems, the failure of which would have a material adverse effect on the Bank's operations, financial condition or results, OSB would then identify and contract with suppliers and servicers who are able to certify Year 2000 compliance.

In addition to possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Bank's significant borrowers or impairing the payroll systems of large employers in the Bank's primary market area. As a result, the Year 2000 committee will review all commercial loans to determine if and to what extent their ability to do business and to repay their loans will be affected by the Year 2000 century change. Should the committee determine a business will be affected by the Year 2000 issue, the committee will notify that customer of its concerns and monitor the progress of that customer towards the goal of being Year 2000 compliant. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect any significant or prolonged Year 2000 related difficulties that will affect net earnings or cash flow.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                        Quarter ended September 30, 1998
                           PART II - OTHER INFORMATION

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

Item 6 -       Exhibits and Reports on Form 8-K:
               ---------------------------------
               (a)    Exhibit 27 - Financial Data Schedule.

               (b) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (c) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 1998.

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


                                         OHIO STATE BANCSHARES, INC.
                                         --------------------------------
                                         (Registrant)


Date: November 12, 1998                  /s/ Gary E. Pendleton
     ----------------------              --------------------------------
                                         (Signature)
                                         Gary E. Pendleton
                                         President and Chief Executive
                                         Officer


Date: November 12, 1998                  /s/ William H. Harris
     ----------------------              --------------------------------
                                         (Signature)
                                         William H. Harris
                                         Executive Vice President and Cashier

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.

                                Index to Exhibits

--------------------------------------------------------------------------------

EXHIBIT NUMBER            DESCRIPTION                      PAGE NUMBER
--------------            -----------                      -----------

      27         Financial Data Schedule                        25

      99         Safe Harbor Under the Private       Incorporated by reference
                 Securities Litigation Reform Act    to Exhibit 99 to Annual
                 of 1995                             Report on Form 10-KSB for
                                                     the year ended December 31,
                                                     1997 filed by the Small
                                                     Business Issuer on March
                                                     27, 1998.

--------------------------------------------------------------------------------