Form 10KSB40
period 1998-12-31
OHIO STATE BANCSHARES INC
filed 1999-03-26
CIK 919644

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        ----------------    ----------------

                           Commission File No. 0-28648

                           OHIO STATE BANCSHARES, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

                OHIO                                             34-1816546
                ----                                             ----------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

  111 South Main Street, Marion, Ohio                              43302
  -----------------------------------                              -----
(Address of principal executive offices)                         (Zip code)

                                 (740) 387-2265
                                 --------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for the year ended December 31, 1998 was: $4,481,279

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of March 5, 1999 based on the last trade price was $4,619,771.

At March 5, 1999, there were issued and outstanding 131,674 of the Issuer's Common Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Proxy Statement to be dated approximately March 24, 1999, are incorporated by reference into Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10. Executive Compensation; Item 11. Security Ownership of Certain Beneficial Owners and Management; and Item 12. Certain Relationships and Related Transactions, of Part III.

Transitional Small Business Disclosure Form (check one):
Yes  [ ]     No  [X]

                                          INDEX

                                       FORM 10-KSB
PART I
------

     ITEM 1.    Description of Business...........................................   2

     ITEM 2.    Description of Property...........................................   3

     ITEM 3.    Legal Proceedings.................................................   3

     ITEM 4.    Submission of Matters to a Vote of Security Holders...............   3


PART II
-------

     ITEM 5.    Market for Common Equity and Related Shareholder Matters..........   3

     ITEM 6.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.........................................   4

     ITEM 7.    Financial Statements..............................................  21

     ITEM 8.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...............................  39


PART III
--------

     ITEM 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.................  39

     ITEM 10.   Executive Compensation............................................  39

     ITEM 11.   Security Ownership of Certain Beneficial Owners and Management....  39

     ITEM 12.   Certain Relationships and Related Transactions....................  39

     ITEM 13.   Exhibits and Reports on Form 8-K..................................  40


SIGNATURES      ..................................................................  41

--------------------------------------------------------------------------------

                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS
--------

At the annual shareholders' meeting held on April 13, 1995, The Marion Bank's ("Bank") shareholders approved a plan of reorganization whereby they would exchange their shares of Bank stock for the common stock of Ohio State Bancshares, Inc. ("Corporation"). The Corporation received approval from the Board of Governors of the Federal Reserve System during early 1996 and the reorganization was consummated on May 16, 1996. The principal business of the Corporation is presently to operate the Bank, which is a wholly owned subsidiary and its principal asset. The Corporation and the main office of the Bank are located at 111 South Main Street, Marion, Ohio 43302. The Corporation's telephone number is (740) 387-2265.

Although wholly owned by the Corporation, the Bank functions as an independent community bank. The Bank was chartered as an Ohio banking corporation on March 24, 1988 and commenced operations on August 23, 1988. The Bank offers a full range of commercial banking services, including commercial loans, real estate loans and various types of consumer loans; checking, savings and time deposits; money market accounts; travelers checks; pre-approved overdraft protection; safe deposit boxes and other customary nondeposit banking services. The Bank is an agent for Mastercard and Visa credit cards and is a merchant depository for cardholder sales drafts. At the present time, the Bank does not have a trust department, but can provide access to this service through correspondent banks. The Bank is a member of 24-hour automated teller networks. It also offers two lanes of drive-up banking services at each banking location.

The nature of the Bank allows for full diversification of depositors and borrowers so it is not dependent upon a single or a few customers. Most of the Bank's deposits are attracted from individuals and business related sources. No material portion of the Bank's loans are concentrated within a single industry or group of related industries. The business of the Bank is somewhat seasonal in nature due to lending activities in the agricultural and automobile markets.

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

--------------------------------------------------------------------------------

                                   (Continued)

REGULATION OF THE BANK: The Bank is chartered in the State of Ohio and regulated by the Ohio Department of Commerce, Division of Financial Institutions. Further, the Bank's depositors are insured by the Federal Deposit Insurance Corporation. These regulatory agencies have the authority to examine the books and records of the Bank, and the Bank is subject to their rules and regulations.

EMPLOYEES
---------

As of December 31, 1998, the Bank employed 25 full-time and 6 part-time employees.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Corporation's fiscal year ended December 31, 1998.


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

--------------------------------------------------------------------------------

                                   (Continued)

For 1998 and 1997, bid and ask quotations were obtained from CBI which makes a limited market in the Corporation's stock. The quotations are inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

     1998           Low Bid      High Bid        Low Ask        High Ask
     ----           -------      --------        -------        --------
   1st Qtr.         $37.00        $39.00         $39.00          $41.00
   2nd Qtr.          39.00         39.00          41.00           41.00
   3rd Qtr.          41.00         43.00          43.00           45.00
   4th Qtr.          43.00         45.00          45.00           47.00

     1997           Low Bid      High Bid        Low Ask        High Ask
     ----           -------      --------        -------        --------
   1st Qtr.         $34.50        $34.50         $36.50          $36.50
   2nd Qtr.          34.50         35.50          36.50           37.50
   3rd Qtr.          35.50         35.50          37.50           37.50
   4th Qtr.          35.50         37.00          37.50           39.00

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation's stock, these prices may not reflect the prices at which the stock would trade in an active market.

The Corporation has 500,000 authorized and 126,220 outstanding shares of common stock held by approximately 468 shareholders as of December 31, 1998. The Corporation paid cash dividends of $0.25 per share in June and December of 1998 and $0.20 per share in June and December of 1997, resulting in a total amount of $0.50 and $0.40 per share in 1998 and 1997.

The Corporation has filed a Registration Statement with the Securities and Exchange Commission to sell up to 24,800 shares of the Corporation's stock at $47.00 per share, including underwriting commissions of $2.00 per share. Shareholders with preemptive rights can purchase the stock at $45.00. The Corporation expects to receive $1,078,000 in net proceeds after deducting offering expenses from the sale of stock. As of December 31, 1998, the Corporation had issued 5,020 shares related to the stock offering.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following pages, management presents an analysis of Ohio State Bancshares, Inc.'s financial condition and results of operations as of and for the year ended December 31, 1998 as compared to the prior year. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

--------------------------------------------------------------------------------

                                   (Continued)

When used in this Form 10-KSB or future filings by the Corporation with the Securities and Exchange Commission, in the Corporation's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The Corporation is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. In addition, the Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


RESULTS OF OPERATIONS

Net income for the Corporation was $425,000 in 1998, or $78,000 more than the $347,000 earned in 1997. The reason for the increase in earnings for 1998 was primarily due to total interest income increasing $538,000 from 1997 to 1998 while interest expense increased only $244,000 over the same period. This $294,000 increase in net interest income was a result of the Corporation increasing its interest-earning asset to interest-bearing liability ratio from 115.67% for 1997 to 117.31% for 1998. The yield earned on the average assets of the Corporation decreased from 8.69% for the year ended December 31, 1997, to 8.48% for the year ended December 31, 1998. During the same period, the average cost of interest-bearing liabilities decreased only from 4.50% to 4.45%.


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

Net interest income increased $294,000 from 1997 to 1998. The net interest margin, which is net interest income divided by average earning assets, decreased 12 basis points from 4.81% for 1997 to 4.69% for 1998. The margin decrease was the result of a declining net interest spread partially offset by increasing the ratio of average interest-earning assets to average interest-bearing liabilities from 115.67% for 1997 to 117.31% for 1998. The increase in volume of average interest-earning assets more than compensated for the decreased spread.

--------------------------------------------------------------------------------

                                   (Continued)

Total interest income increased $538,000. However, the yield on earning assets decreased from 8.69% in 1997 to 8.48% in 1998. Loan demand continued to be strong for the first part of 1998 and then leveled off and was the primary reason for the increase in total interest income. Interest and fees on loans increased $501,000 from year-end 1997 to year-end 1998, due to an increase in the average balances of loans of $6,326,000 during the period. This 20.47% increase in average loan volumes more than offset the decrease in the average loan yield from 9.68% in 1997 to 9.38% in 1998. Interest on taxable securities declined $14,000. Interest on nontaxable securities increased $27,000 in 1998 as the Corporation increased its investments in nontaxable securities.

Total interest expense increased $244,000 in 1998. Average interest-bearing liabilities increased by $5,893,000. However, the rate paid on interest-bearing liabilities decreased by 5 basis points for 1997 compared to 1998. The primary reason for the decrease in the rate paid on interest-bearing liabilities was due to time deposits. The average rate paid on time deposits decreased from 5.80% in 1997 to 5.69% in 1998. Average time deposit balances increased to 60.44% of average interest-bearing liabilities in 1998, compared to 58.78% in 1997.

--------------------------------------------------------------------------------

                                   (Continued)

The following tables further illustrate the impact on net interest income from changes in average balances and yields of the Corporation's assets and liabilities.

        AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME FOR THE YEARS ENDED DECEMBER 31,
        -------------------------------------------------------------------------------------------
                                     (in thousands except percentages)
                                                      1998                              1997
                                           ----------------------------      ----------------------------
                                                     Average   Interest                Average   Interest
                                           Average  Yield or   Earned        Average  Yield or   Earned
                                           Balance  Rate Paid  or Paid       Balance  Rate Paid  or Paid
                                           -------  ---------  -------       -------  ---------  -------
ASSETS:
INTEREST-EARNING ASSETS:
   Interest-earning deposits               $    41     6.72%    $    3       $   394     6.09%    $   24
   Federal funds sold                        1,407     5.05         71           492     5.30         26
   Taxable securities                        8,549     5.70        486         8,488     5.85        500
   Nontaxable securities                     2,595     6.59        174         2,032     7.01        142
   Loans                                    37,236     9.38      3,492        30,910     9.68      2,991
                                           -------              ------       -------              ------
TOTAL INTEREST-EARNING ASSETS               49,828     8.48      4,226        42,316     8.69      3,683
                                           -------              ------       -------              ------
NONINTEREST-EARNING ASSETS:
   Cash and due from banks                   2,300                             1,957
   Premises and equipment, net                 835                               883
   Other real estate owned
     and repossessions                          42                                39
   Accrued interest and other assets           489                               685
   Less:  Allowance for loan losses           (309)                             (282)
                                           -------                           -------
TOTAL NONINTEREST-EARNING ASSETS             3,357                             3,282
                                           -------                           -------

TOTAL ASSETS                               $53,185                           $45,598
                                           =======                           =======

LIABILITIES AND SHAREHOLDERS EQUITY:
INTEREST-BEARING LIABILITIES:
   Demand deposits                         $ 7,408     2.02        150       $ 5,815     1.90        110
   Savings deposits                          9,346     2.95        276         8,618     2.91        251
   Time deposits:
     Under $100,000                         17,802     5.69      1,013        15,669     5.87        920
     $100,000 and over                       7,872     5.69        448         5,836     5.60        327
   Other borrowings                             48     6.28          3           645     5.95         38
                                           -------              ------       -------              ------
TOTAL INTEREST-BEARING LIABILITIES          42,476     4.45      1,890        36,583     4.50      1,646
                                           -------              ------       -------              ------
NONINTEREST-BEARING LIABILITIES:
   Demand deposits                           6,453                             5,178
   Accrued interest payable
     and other liabilities                     448                               454
                                           -------                           -------
   TOTAL NONINTEREST-BEARING LIABILITIES     6,901                             5,632
                                           -------                           -------

TOTAL LIABILITIES                           49,377                            42,215

TOTAL SHAREHOLDERS' EQUITY                   3,808                             3,383
                                           -------                           -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $53,185                           $45,598
                                           =======                           =======

   NET INTEREST INCOME                                          $2,336                            $2,037
                                                                ======                            ======
   NET INTEREST SPREAD                                 4.03%                             4.19%
                                                       ====                              ====
   NET YIELD ON INTEREST
     EARNING ASSETS                                    4.69%                             4.81%
                                                       ====                              ====

----------------------------------------------------------------------------------------------------------

                                   (Continued)

Yields and amounts earned on loans include loan costs, net of loan fees and late charges of $36,674 for the year ended December 31, 19998, and loans fees and late charges, net of loan costs of $9,074 for the year ended December 31, 1997. Nonaccruing loans are included in the daily average-loan amounts outstanding. Yields on nontaxable securities have been computed on a fully tax equivalent basis using a 34% tax rate. The historical amortized cost average balance of $8,537,000 for 1998 and $8,547,000 for 1997 was used to calculate yields for taxable securities. The average balance for securities represents the carrying value of securities. The net yield on interest-earning assets was computed by dividing net interest income by total interest-earning assets without the market value adjustment related to available-for-sale securities.


The following table presents the changes in the Corporation's interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume, which cannot be segregated, have been allocated in proportion to the changes due to rate and volume.

INTEREST RATES AND INTEREST DIFFERENTIAL

                                        1998 Compared to 1997         1997 Compared to 1996
                                         Increase/(Decrease)           Increase/(Decrease)
                                         -------------------           -------------------
                                                           (In thousands)

                                                Change   Change               Change  Change
                                       Total    due to   due to      Total    due to  due to
                                      Change    Volume    Rate      Change    Volume   Rate
                                      ------    ------    ----      ------    ------   ----
Interest-earning deposits              $(21)     $(24)   $   3       $  (8)   $  (9)    $  1
Federal funds sold                       45        46       (1)         --        1       (1)
Taxable securities                      (14)       (1)     (13)       (151)    (144)      (7)
Nontaxable securities (1)                32        38       (6)         24       23        1
Loans (2)                               501       595      (94)        505      523      (18)
                                       ----      ----    -----       -----    -----     ----

      Total interest income             543       654     (111)        370      394      (24)
                                       ----      ----    -----       -----    -----     ----

Deposits
Demand deposits                          40        32        8          10       11       (1)
Savings deposits                         25        21        4           3        4       (1)
Time deposits less than $100,000         93       122      (29)         92       87        5
Time deposits greater than
  or equal to $100,000                  121       116        5          (7)      (8)       1
Other borrowings                        (35)      (37)       2           8        6        2
                                       ----      ----    -----       -----    -----     ----
      Total interest expense            244       254      (10)        106      100        6
                                       ----      ----    -----       -----    -----     ----

Net interest income                    $299      $400    $(101)      $ 264    $ 294     $(30)
                                       ====      ====    =====       =====    =====     ====

(1) Nontaxable income is adjusted to a fully tax equivalent basis using a 34% tax rate.

(2) Nonaccrual loan balances are included for purposes of computing the rate and volume effects although interest on these balances has been excluded.

--------------------------------------------------------------------------------

                                   (Continued)

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses that management considers adequate to provide for probable credit losses in the loan portfolio. A grading system is utilized for the commercial loan portfolio. The Loan Review Committee of the Board reviews, on a quarterly basis, the status of all credit relationships of $100,000 or more excluding residential mortgages and assigns or reassigns judgmental grades based on a mathematical system. The grades indicate the risk level of the loans to the Corporation and loss allowances are, in part, established from this analysis. Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet the debt service requirements. Often this is associated with a delay or shortfall in payments of 60 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, consumer automobile, home equity and credit card loans with balances less than $300,000. The Corporation evaluates the remaining loan portfolio and establishes loss allowances based on historical loan loss data, which the Corporation has been accumulating since its inception, as well as anticipated credit losses. At year-end 1998, the allowance had a balance of $360,093, or 0.96% of total loans, compared to $311,095, or 0.90% of total loans, at year-end 1997.

All loans charged-off during the year-ended December 31, 1998 were either installment or credit cards, with the majority of the installment charge-offs being related to indirect auto lending. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. In addition, management's goal is to increase other loan categories and become less dependent on indirect auto loans to grow the loan portfolio and diversify the risk of the portfolio. Management has also tightened underwriting standards to improve the quality of indirect loans in the portfolio. Should charge-offs continue, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

The following table sets forth the amount of loans that were on nonaccrual status, were past due 90 days or more (in payment of interest or principal), or were impaired.

                                          Nonaccrual, Past Due and Impaired
                                          ---------------------------------
                                                 Loans at December 31,
                                                 ---------------------

                                                    1998      1997
                                                    ----      ----
                                                     (In thousands)
Nonaccrual loans not included in impaired loans     $176      $ 35
Loans past due 90 days or more,
  excluding nonaccrual loan                           73       184
Impaired loans (all also nonaccrual)                 457       282
                                                    ----      ----

Total                                               $706      $501
                                                    ====      ====

The Corporation's policy for placing loans on nonaccrual status is that the Corporation will not accrue interest income on loans (other than consumer loans) which are contractually past due as to principal or interest by 60 days, unless collection is assured.

--------------------------------------------------------------------------------

The following chart presents only those watchlist loans at December 31, 1998, which are not reported above as nonaccrual, delinquent or impaired. Watchlist loans include the majority of loans 90 days or more delinquent, all commercial loans with an internal loan grade of E (substandard) or less, and all nonaccrual loans unless the loans are well secured or in the process of collection. Additionally, loan officers may request a loan be added to the watchlist if they suspect payback problems may arise and feel the need for frequent reviews.

       Type of Loan:         Number of Loans         Watchlist Amount
       -------------         ---------------         ----------------
       Installment                24                     $128,303
       Commercial                  1                       49,994
                                  --                     --------
                                  25                     $178,297
                                  ==                     ========

The following table shows activity in the allowance for loan losses and pertinent ratios during the years indicated.

                                                             1998    1997
                                                             ----    ----
                                                            (in thousands)
              Allowance for loan losses:

              Balance at beginning of period                 $ 311   $ 281
              Loans charged off:
                  Commercial                                    --      (9)
                  Real estate                                   --      --
                  Installment                                 (241)   (133)
                                                             -----   -----
                    Total loans charged off:                  (241)   (142)
              Recoveries of loans previously charged off:
                  Commercial                                     1       1
                  Real estate                                   --      --
                  Installment                                   59      32
                                                             -----   -----
                    Total loan recoveries                       60      33
                                                             -----   -----

              Net loans charged off                           (181)   (109)
              Provision charged to operating expense           230     139
                                                             -----   -----

              Balance at end of period                       $ 360   $ 311
                                                             =====   =====

Ratios:

Net loans charged off to average loans                        0.49%   0.35%
Net loans charged off to total loans at end of period         0.48    0.32
Allowance for loan losses to average loans                    0.97    1.00
Allowance for loan losses to total loans at end of period     0.96    0.90
Net loans charged off to allowance for loan losses at end
  of period                                                  50.27   35.05
Net loans charged off to provision for loan losses           78.70   78.42
Allowance for loan losses to nonperforming loans (1)         51.01   62.11

(1) Nonperforming loans consist of loans on nonaccrual, loans past due 90 days or more and still accruing interest, and impaired loans.

--------------------------------------------------------------------------------

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan.

                                        Percentage of                Percentage of
                                        Loans in Each                Loans in Each
                             Allowance   Category to      Allowance   Category to
                               Amount    Total Loans        Amount    Total Loans
                               ------    -----------        ------    -----------
                               December 31, 1998            December 31, 1997
                               -----------------            -----------------
Commercial                    $ 63,162     37.68%          $ 42,503     37.91%
Real Estate                      2,839      9.53              2,646      9.60
Installment                    225,778     51.11            143,736     50.72
Credit Cards                    11,639      1.60             11,462      1.73
Other                               --      0.08                 14      0.04
Unallocated                     56,675       N/A            110,734       N/A
                              --------    ------           --------    ------

Total Allocation              $360,093    100.00%          $311,095    100.00%
                              ========    ======           ========    ======


NONINTEREST INCOME

Noninterest income increased from $239,000 in 1997 to $294,000 in 1998, a 23.01% increase. Noninterest income consists of fees on deposits and checking accounts, fees on other services and gains resulting from the sale of loans or securities. The increase over prior year is primarily due to ATM surcharge fees for noncustomers of the Bank and growth of the Corporation.


NONINTEREST EXPENSE

These expenses are broken into three major categories that include personnel expense, occupancy expense and other operating expenses. Noninterest expense to total assets decreased from 3.27% in 1997 to 2.91% in 1998. Personnel expense increased 12.03% from 1997 to 1998, as a result of normal salary increases and the hiring of additional personnel. Occupancy expenses increased from $341,000 in 1997 to $360,000 in 1998, a 5.57% increase. This was due primarily to repairs made at the Bank's main office. All other operating expenses increased 5.22% from $575,000 in 1997 to $605,000 in 1998 largely due to increased losses incurred on repossessed vehicles, increased franchise taxes due to higher capital levels at the Bank and increased director fees.


FINANCIAL CONDITION

TOTAL ASSETS

Total assets grew from $49,794,000 on December 31, 1997 to $60,740,000 on December 31, 1998, a 21.98% increase. The Corporation experienced strong growth during 1998 primarily due to changes in the local market conditions resulting from consolidation of financial institutions. The Corporation has obtained several new loan and deposit customers despite spending less money on advertising and, in certain circumstances, being less interest-rate competitive.

--------------------------------------------------------------------------------

LOANS

Total net loans increased 8.29% from $34,418,000 on December 31, 1997 to $37,272,000 on December 31, 1998. Installment loans increased 8.98% from $17,474,000 in 1997 to $19,043,000 in 1998. Commercial loans increased from $13,059,000 on December 31, 1997 to $14,040,000 on December 31, 1998, a 7.51%
increase during the period. The installment loan growth was due to obtaining an increased market share of the indirect automobile loan business in Marion, as well as strong demand in the local market. Commercial loan growth was primarily due to local economic factors.

The Corporation's loan portfolio consists primarily of commercial and agricultural loans, consumer loans (loans to individuals for household, family and other personal expenses) and real estate loans. These categories accounted for approximately 38%, 52%, and 10% of the Corporation's total loan portfolio on December 31, 1998, which is consistent with prior year. The Corporation's present policy regarding diversity in the loan portfolio is based on local economic conditions, competitive forces, supply of funds and indicators in order to optimize income. However, management would like to rely less on indirect auto loans in the future and increase the commercial and real estate portfolios as a result of the charge-offs experienced in consumer lending.

With certain exceptions, the Bank is permitted under applicable law to make loans to individual borrowers in aggregate amounts of up to 15% of the Bank's total capital. As of December 31, 1998, the lending limit for the Bank was approximately $618,000. The Bank sells participations in its loans where necessary to stay within legal lending limits.

The following is a schedule of contractual maturities of fixed and variable rate loans, rounded to the nearest thousand, as of December 31, 1998.

                                     One       One
                                    Year     Through   After Five
                                   or Less  Five Years   Years     Total
                                   -------  ----------   -----     -----
REAL ESTATE
  Fixed Rate                        $   --    $    94   $    --   $    94
  Variable Rate                          1         94     3,360     3,455
                                    ------    -------   -------   -------
  Total Real Estate                      1        188     3,360     3,549

COMMERCIAL
  Fixed Rate                         1,019        100        --     1,119
  Variable Rate                      1,858      3,198     7,865    12,921
                                    ------    -------   -------   -------
  Total Commercial                   2,877      3,298     7,865    14,040

INSTALLMENT
  Fixed Rate                           336     17,136     1,212    18,684
  Variable Rate                          7        161       190       358
                                    ------    -------   -------   -------
  Total Installment                    343     17,297     1,402    19,042

CREDIT CARDS
  Fixed Rate                           331         --        --       331
  Variable Rate                        267         --        --       267
                                    ------    -------   -------   -------
  Total Credit Card                    598         --        --       598

OTHER
  Fixed Rate                            --         --        --        --
  Variable Rate                         28         --        --        28
                                    ------    -------   -------   -------
  Total Other                           28         --        --        28

TOTAL ALL LOANS                     $3,847    $20,783   $12,627   $37,257
                                    ======    =======   =======   =======

  FIXED RATE                        $1,686    $17,330   $ 1,212   $20,228
  VARIABLE                          $2,161    $ 3,453   $11,415   $17,029

--------------------------------------------------------------------------------

SECURITIES

In order to maintain appropriate assets to meet the Corporation's liquidity and asset/liability management requirements, the Corporation purchases U.S. Treasury securities, U.S. government and federal agency securities, mortgage-backed securities, and state and municipal securities. Purchases of such securities, as well as sales of federal funds (short-term loans to other banks) and placement of funds in certificates of deposit with other financial institutions, are made as investments pending the utilization of funds for loans and other purposes.

The Corporation's policy is to stagger the maturities of its securities to meet the overall liquidity requirements of the Corporation. The Corporation has classified the majority of its securities portfolio as available for sale to provide flexibility should funding be required for loan demand.

During 1998, deposits increased $7,355,063 more than total loan balances increased. The deposit growth was steady throughout the year while most of the loan growth in 1998 occurred during the first part of the year and then leveled off. Securities were purchased primarily in the last half of 1998 with the funds received from the deposit growth after the loan demand softened. Because the Corporation's net operating loss carryforwards were fully utilized during 1995, management began purchasing municipal bonds and has increased this portion of the securities portfolio each year since. At year-end 1998, obligations of state and political subdivisions totaled $3,198,000.

United States Government securities may be pledged to meet security requirements imposed as a condition to receive the public funds. At December 31, 1998, the Corporation had $4,835,000 pledged to secure public deposits compared to $3,938,000 on December 31, 1997. The Corporation has no securities of an "issuer" where the aggregate carrying value of such securities exceeds ten percent of shareholders' equity.

The following tables summarize the amounts and distribution of the Corporation's securities held and the weighted average yields as of December 31, 1998 and 1997:

                                                      1998                                 1997
                                        ---------------------------------   ----------------------------------
                                        Amortized     Fair        Average   Amortized      Fair        Average
                                          Cost        Value        Yield      Cost         Value        Yield
                                          ----        -----        -----      ----         -----        -----
                                                                (Dollars in thousands)
AVAILABLE FOR SALE
U.S. TREASURY
   Over 3 months through
     12 months                           $   551     $   555        5.93%     $    --     $    --          --%
   Over 1 year through 5 years               897         918        5.62          650         654        5.98
                                         -------     -------        ----      -------     -------        ----
     TOTAL U.S. TREASURY                   1,448       1,473        5.74          650         654        5.98

U.S. GOVERNMENT AND
  FEDERAL AGENCIES:
   3 months or less                          500         500        4.95           --          --          --
   Over 1 year through 5 years             2,005       2,018        6.04          502         504        6.20
                                         -------     -------        ----      -------     -------        ----
   TOTAL U.S. GOVERNMENT AND
     FEDERAL AGENCIES                      2,505       2,518        5.82          502         504        6.20

MORTGAGE-BACKED SECURITIES                 6,318       6,332        6.52        5,979       5,968        6.58
OTHER SECURITIES                             236         236        6.64          223         223        6.19
                                         -------     -------        ----      -------     -------        ----

TOTAL SECURITIES
  AVAILABLE FOR SALE                     $10,507     $10,559        6.25%     $ 7,354     $ 7,349        6.49%
                                         =======     =======        ====      =======     =======        ====

--------------------------------------------------------------------------------

                                                      1998                                 1997
                                        ---------------------------------   ----------------------------------
                                        Amortized     Fair        Average   Amortized      Fair        Average
                                          Cost        Value        Yield      Cost         Value        Yield
                                          ----        -----        -----      ----         -----        -----
                                                                (Dollars in thousands)
HELD TO MATURITY
U.S. GOVERNMENT AND
  FEDERAL AGENCIES:
   Over 3 months through
     12 months                           $    --     $    --          --%     $   500     $   492        6.05%

STATES AND MUNICIPALS
   Over 5 year through 10 years              960       1,013        5.53          135         141        5.60
   Over 10 years                           2,238       2,315        5.39        2,024       2,098        5.67
                                         -------     -------        ----      -------     -------        ----
     TOTAL STATES AND MUNICIPALS           3,198       3,328        5.43        2,159       2,239        5.66
                                         -------     -------        ----      -------     -------        ----

TOTAL SECURITIES
  HELD TO MATURITY                       $ 3,198     $ 3,328        5.43%     $ 2,659     $ 2,731        5.74%
                                         =======     =======        ====      =======     =======        ====

CERTIFICATES OF DEPOSIT:
   3 months or less                      $    --     $    --          --%     $    99     $    99        5.60%
   Over 3 months through
     12 months                                --          --          --          100         100        6.80
                                         -------     -------        ----      -------     -------        ----
   TOTAL CERTIFICATES OF
     DEPOSIT                             $    --     $    --          --%     $   199     $   199        6.20%
                                         =======     =======        ====      =======     =======        ====

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted average yield on tax exempt obligations has not been determined on a tax equivalent basis. Other securities consist of Federal Home Loan Bank and Independent State Bank stock that bear no stated maturities and do not reflect principal prepayment assumptions. Available for sale yields are based on amortized cost balances.


DEPOSITS

Deposits are the Corporation's primary source of funds. The Corporation can obtain additional funds when needed through the overnight purchase of federal funds to meet occasional declines in deposits, to satisfy cash reserve requirements, or for other short-term liquidity needs. At times, when the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, it increases its investment in securities, sells federal funds to other financial institutions or places funds in short-term certificates of deposit with other financial institutions, which is what occurred during the later part of 1998. The distribution of the Corporation's deposits in terms of maturity and applicable interest rates is a primary determinant of the Corporation's cost of funds and the relative stability of its supply of funds. The maximum rates of interest, which may be paid on deposits by banks, have, for most accounts, been removed. Thus, most accounts are not subject to interest rate limitations and, therefore, tend to reflect current market rates of interest available to depositors at a given time. At December 31, 1998, the aggregate amount of time, savings and interest-bearing demand deposits was 87.99% of total deposits. The Corporation does not have any foreign deposits, nor does it have any material concentration of deposits.

--------------------------------------------------------------------------------

Total deposits increased from $45,909,000 on December 31, 1997 to $56,079,000 on December 31, 1998, a 22.13% increase. The major reason for this substantial increase in deposits was due to consolidation of financial institutions in the Corporation's market area which resulted in many new customers opening deposits at the Bank. This occurred despite spending less money on advertising during 1998 and, in certain instances, being less interest-rate competitive on products. Noninterest-bearing demand accounts declined from $7,012,000 on December 31, 1997 to $6,732,000 on December 31, 1998. Interest-bearing demand deposits increased $5,190,000, or 76.98%, from $6,742,000 at year-end 1997 to $11,931,000 at year-end 1998. Savings account balances increased 4.08% from $9,229,000 on December 31, 1997 to $9,606,000 on December 31, 1998. Certificates
of deposit increased from $22,926,000 at the end of 1997 to $27,800,000 at the end of 1998, a 21.26% increase.


ASSET/LIABILITY MANAGEMENT

Asset/liability management includes GAP measurement that determines, over various time periods, interest-earning assets and interest-bearing liabilities which are due to reprice at current market rates. A financial institution will have a negative interest rate sensitivity GAP for a given period of time if the amount of its interest-bearing liabilities maturing or repricing within that period is greater than the total of the interest-earning assets maturing or repricing within the same period. When interest rates increase, financial institutions with a negative interest rate sensitivity GAP will be more likely to experience increases in the cost of their liabilities faster than the corresponding yields generated by their earning assets. Following the same concept, as interest rates decrease, the cost of funds of financial institutions with a negative interest-rate sensitivity GAP usually will decrease more rapidly than the yields on the earning assets. As a general rule, the same changes in interest rates will usually have the opposite effect on financial institutions structured with a positive interest-rate sensitivity GAP.

Interest rate sensitivity varies with various types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which the rates change daily and loans, which are tied to variable indices, differ markedly from long-term securities and fixed-rate loans. Time deposits over $100,000 and money market certificates are more interest rate sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are critical to reasonable measurement of interest rate sensitivity GAP.

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are scheduled to reprice or mature in each of the indicated time periods. Except as noted, the amount of assets and liabilities that reprice or mature during a particular period were calculated in relation to the actual contractual terms of the asset or liability. The table, however, does not necessarily indicate the impact of general interest rate changes on the Corporation's net interest income in part because the repricing of certain categories of assets and liabilities is subject to competition and other factors beyond the control of the Corporation. Because of this limitation, certain assets and liabilities depicted as maturing or repricing within a specific period may in fact mature or reprice at other times and at different volumes.

--------------------------------------------------------------------------------

Interest Rate Sensitivity Gap as of December 31, 1998 (in thousands)

                                                                         One          Over
                                             0-3           3-12        Through        Five
                                            Months        Months      Five Years      Years        Total
                                            ------        ------      ----------      -----        -----
Assets
    Loans (1)                               $14,071       $ 6,498       $16,528      $   160      $37,257
    Securities (1)                            3,640         2,004         2,936        5,177       13,757
    Federal funds sold                        5,242            --            --           --        5,242
                                            -------       -------       -------      -------      -------

Rate sensitive assets (RSA)                  22,953         8,502        19,464        5,337       56,256

Liabilities
    Interest-bearing demand (2)              11,931            --            --           --       11,931
    Savings (2)                               9,606            --            --           --        9,606
    Time deposits                             5,112        14,289         8,399           --       27,800
                                            -------       -------       -------      -------      -------

Rate sensitive liabilities (RSL)             26,649        14,289         8,399           --       49,337
                                            -------       -------       -------      -------      -------

Period GAP (3)                              $(3,696)      $(5,787)      $11,065      $ 5,337      $ 6,919
                                            =======       =======       =======      =======      =======

Cumulative GAP                              $(3,696)      $(9,483)      $ 1,582      $ 6,919
                                            =======       =======       =======      =======

Percentage of RSA                             (6.57)%      (16.86)%       2.81%       12.30%
                                            =======       =======       ======       ======

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


CAPITAL RESOURCES

Shareholders' equity totaled $4,191,000 on December 31, 1998, compared to $3,563,000 on December 31, 1997. At December 31, 1998 and December 31, 1997, the ratio of shareholders' equity to assets was 6.90% and 7.16%.

The Corporation has filed a Registration Statement with the Securities and Exchange Commission to sell up to 24,800 shares of the Corporation's stock at $47.00 per share, including underwriting commissions of $2.00 per share. Shareholders with preemptive rights can purchase the stock at $45.00. The Corporation expects to receive $1,078,000 in net proceeds after deducting offering expenses from the sale of stock. As of December 31, 1998, the Corporation had issued 5,020 shares related to the stock offering.

Under "Prompt Corrective Action" regulations, the FDIC has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under capitalized). The Bank meets the "well capitalized" definition which requires a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, and a leverage ratio of at least 5% and the absence of any written agreement, order, or directive from a regulatory agency. "Well-capitalized" status affords the Bank the ability to operate with the greatest flexibility under current laws and regulations. The Bank was categorized as "well-capitalized" at December 31, 1998 and 1997.

--------------------------------------------------------------------------------

LIQUIDITY

Liquidity management focuses on the Corporation's ability to have funds available to meet the loan and depository transaction needs of its customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits the Corporation maintains at other banks, federal funds sold and other short-term investments) totaled $8,015,000 at year-end 1998 and $3,726,000 at year-end 1997. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale, access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati, and agreements with correspondent banks for buying and selling Federal Funds. The fair value of securities classified as available for sale was $10,559,000 and $7,350,000 as of December 31, 1998 and December 31, 1997.

An additional measure of liquidity is the amount of loans carried in relation to total deposits. Lower ratios can indicate greater liquidity. Management's goal is to maintain a loan to deposit ratio of approximately 75%, or great enough to maximize the earnings potential of the Corporation while maintaining adequate liquidity levels. The Corporation's loan to deposit ratio on December 31, 1998 was 66.47%, down from 74.92% on December 31, 1997. For a detailed analysis of Corporation's sources and uses of cash, refer to the Consolidated Statements of Cash Flows.


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


YEAR 2000

The Bank's lending and deposit activities are almost entirely dependent on computer systems which process and record transactions. In addition to its basic operating activities, the Corporation's facilities and infrastructure, such as security systems and communications equipment, are dependent to varying degrees on computer systems. Management is aware of the potential Year 2000 (Y2K) related problems that may affect the computers that control or operate the Corporation's operating systems, facilities and infrastructure. The Corporation's strategy and operating plan is to achieve operating readiness to ensure that its customers are provided uninterrupted services and the Corporation is able to comply with all applicable consumer protection statutes as they relate to Y2K compliance.

Management began evaluating the potential impact of Y2K in the fall of 1997. Every technology system utilized by the Bank was inventoried and graded as either "mission critical" or "nonmission critical." Mission critical systems are those critical to providing acceptable customer service, critical to maintaining customer records and those which would have an impact on the Bank's liquidity should they fail.

--------------------------------------------------------------------------------

The following systems were identified as "mission critical" by management. A description on the current status of these systems is listed below.

         1.       IBM a/s 400 mainframe computer

         2.       Proof and Item Capture equipment

         3.       Jack Henry (JHA) 20/20 software

         4.       Fedline

         5.       Equifax Debit-Credit card processing system

         6.       EDS-MAC ATM processing system

         7.       Bank security system


IBM a/s 400 MAINFRAME COMPUTER

The Bank upgraded its mainframe computer in September 1998 for capacity reasons. The upgrade also enables the computer to handle the additional memory requirements of windows-based Y2K compliant JHA operating software that the Bank is installing in April 1999.


PROOF AND ITEM CAPTURE EQUIPMENT

The Bank uses a Lundy MRS 90 reader-sorter which has been upgraded (memory expansion) to operate in conjunction with JHA 20/20 software. NCR Proof Machines are used to encode entry information. Y2K date chips have been installed in that equipment. Identical Proof and Capture equipment has been tested and certified as Y2K compliant by JHA and JHA user groups for use with JHA 20/20 software.


JHA 20/20 SOFTWARE

All JHA software has been vendor certified Y2K compliant since September 1998. Test results for 20/20 software are being certified by the Bank at this time. The Bank's decision to change to JHA 20/20 operating software was more to increase operating efficiency and account capacity rather than a Y2K compliance issue. JHA has been a leader in the industry and has designed its testing and certification procedures for all its software products to conform to FDIC and other industry regulatory standards.


FEDLINE

Fedline is the operating software utilized to process transactions and communicate with the Federal Reserve Bank. These activities include wire transfers, ACH transactions and Tax Payments. The Bank concluded Y2K testing with the Federal Reserve in February 1999, and those results have been certified as Y2K compliant.

--------------------------------------------------------------------------------

EQUIFAX DEBIT-CREDIT CARD SYSTEM

The Bank uses Equifax Corporation to process debit and credit card transactions through the Visa network. Equifax is testing the network with Visa and Master Card to certify Y2K compliance. Direct testing with individual banks should be completed by June 1999.


EDS-MAC ATM CARD PROCESSING

ATM card transactions and point of sale card purchases are performed through the EDS-MAC network. EDS, like Equifax, is testing its network with Visa, Master Card and other ATM processors. Individual bank testing is scheduled for the first half of 1999. The Personal Computer System for ATM card maintenance has been upgraded to EDS specifications and is scheduled for testing on March 13, 1999.


BANK SECURITY SYSTEMS

All security systems for the Bank has been certified Y2K compliant by the vendors from which the products have been purchased.


OTHER NONMISSION CRITICAL SYSTEMS

The Bank has utilized the same due diligence which was used on mission critical systems on all information technology systems used in the Bank. A new windows based teller system was installed in August 1998 to upgrade that area to Y2K compliance. All personal computers used by the Bank have been upgraded and tested to ensure they are Y2K compliant. All software products utilized in the Bank's daily operations have been certified Y2K compliant or replaced.


CUSTOMER EVALUATION AND NOTIFICATION

The Bank has reviewed all loans with balances of over $50,000 to assess whether those customers have any significant risk because of Y2K failure that would impact their ability to repay those loans. Two mailings have been sent to those customers with follow-up planned in June 1999. At this time, the Bank does not have any loan customers that they consider high risk for a Y2K related failure. The Bank has also been sending mailers to all deposit customers informing them of the Y2K risk and the steps that the Bank is taking to prepare us for Y2K. We also have detailed information in our lobbies regarding the overall status of the banking industry.


Y2K COSTS

The Bank incurred direct costs of approximately $80,000 in 1998 relating to Y2K issues. These were primarily costs associated with upgrading personal computers and the new teller system. In 1999, the Bank expects additional costs of about $15,000 relating to Y2K expenses. The Bank has also incurred $125,000 in indirect expenses upgrading the capacity of the computer mainframe and changing to JHA 20/20 operating software.

--------------------------------------------------------------------------------

MANAGEMENT'S CURRENT FORECAST AND LIQUIDITY ISSUES

Management is confident that its internal systems will not be significantly affected by Y2K. Management does anticipate that some problems may occur with customer's systems and with their suppliers and customers. This could create slower collection of receivables by the Bank's customers and result in an increase of demand for line of credit loans or a decrease in checking and savings account balances for the Bank. The Bank plans to maintain higher than average levels of liquidity in the second half of 1999 and into the year 2000 to offset that risk.


ANTICIPATED IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changers in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Corporation's financial statements.

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" changes the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS No. 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS No. 115, except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS No. 134 is effective as of January 1, 1999, and is not expected to have a significant impact on the Corporation's financial statements.

--------------------------------------------------------------------------------

ITEM 7 - FINANCIAL STATEMENTS


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Ohio State Bancshares, Inc.
Marion, Ohio


We have audited the accompanying consolidated balance sheets of Ohio State Bancshares, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ohio State Bancshares, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       Crowe, Chizek and Company LLP

Columbus, Ohio
January 29, 1999

--------------------------------------------------------------------------------

                                 OHIO STATE BANCSHARES, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                 December 31, 1998 and 1997

-------------------------------------------------------------------------------------------
                                                                    1998            1997
                                                                    ----            ----
ASSETS
Cash and due from banks                                         $ 2,773,195     $ 2,669,486
Federal funds sold                                                5,242,000       1,057,000
                                                                -----------     -----------
    Cash and cash equivalents                                     8,015,195       3,726,486
Interest-earning deposits                                                --         199,000
Securities available for sale                                    10,559,019       7,349,595
Securities held to maturity (fair value 1998 -
  $3,328,403, 1997 - $2,731,413)                                  3,198,042       2,659,045
Loans, net                                                       37,271,773      34,417,950
Premises and equipment, net                                         896,769         837,187
Other real estate owned and repossessions                            59,682          18,598
Accrued interest receivable                                         382,488         341,961
Other assets                                                        356,638         244,048
                                                                -----------     -----------

                                                                $60,739,606     $49,793,870
                                                                ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
    Noninterest-bearing                                         $ 6,732,194     $ 7,012,228
    Interest-bearing                                             49,336,879      38,896,495
                                                                -----------     -----------
       Total                                                     56,069,073      45,908,723
Accrued interest payable                                            252,157         218,240
Other liabilities                                                   227,167         104,092
                                                                -----------     -----------
       Total liabilities                                         56,548,397      46,231,055

Shareholders' equity
Common stock, $10.00 par value, 500,000 shares
  authorized; 1998 -126,220 shares issued and
  outstanding, 1997 - 121,200 shares issued and outstanding       1,262,200       1,212,000
Additional paid-in capital                                        2,006,927       1,831,227
Retained earnings                                                   887,700         523,078
Accumulated other comprehensive income                               34,382          (3,490)
                                                                -----------     -----------
       Total shareholders' equity                                 4,191,209       3,562,815
                                                                -----------     -----------

                                                                $60,739,606     $49,793,870
                                                                ===========     ===========

-------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                              OHIO STATE BANCSHARES, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                        Years ended December 31, 1998 and 1997

-------------------------------------------------------------------------------------
                                                               1998           1997
                                                               ----           ----
INTEREST INCOME
    Loans, including fees                                   $3,492,030     $2,990,629
    Taxable securities                                         486,372        500,162
    Nontaxable securities                                      135,318        108,687
    Federal funds sold                                          71,060         26,056
    Certificates of deposit                                      2,762         23,629
                                                            ----------     ----------
      Total interest income                                  4,187,542      3,649,163
INTEREST EXPENSE
    Deposits                                                 1,887,304      1,607,988
    Other borrowings                                             3,021         38,333
                                                            ----------     ----------
      Total interest expense                                 1,890,325      1,646,321
                                                            ----------     ----------

NET INTEREST INCOME                                          2,297,217      2,002,842

Provision for loan losses                                      230,000        139,000
                                                            ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          2,067,217      1,863,842

NONINTEREST INCOME
    Fees for customer services                                 268,073        217,801
    Net gains on sales of securities available for sale             --            151
    Other                                                       25,664         20,676
                                                            ----------     ----------
      Total noninterest income                                 293,737        238,628
NONINTEREST EXPENSE
    Salaries and employee benefits                             800,027        714,146
    Occupancy                                                  360,499        340,659
    Office supplies                                             93,370         91,661
    FDIC and state assessments                                  17,431         15,397
    Professional fees                                           56,297         52,792
    Advertising and public relations                            46,161         54,790
    Taxes, other than income                                    57,680         47,618
    Loss on other real estate owned and repossessions           47,000         36,000
    Credit card processing                                      51,115         54,174
    Director fees                                               49,200         31,650
    Insurance                                                   26,718         26,472
    Other                                                      160,146        164,336
                                                            ----------     ----------
      Total noninterest expense                              1,765,644      1,629,695
                                                            ----------     ----------

INCOME BEFORE INCOME TAXES                                     595,310        472,775

Income tax expense                                             170,088        126,079
                                                            ----------     ----------

NET INCOME                                                  $  425,222     $  346,696
                                                            ==========     ==========

BASIC AND DILUTED EARNINGS PER SHARE                        $     3.51     $     2.86
                                                            ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED         121,242        121,200
                                                            ==========     ==========

-------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                       OHIO STATE BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 Years ended December 31, 1998 and 1997

--------------------------------------------------------------------------------------------------------
                                                                            Accumulated
                                                  Additional                   Other          Total
                                      Common       Paid-in      Retained   Comprehensive   Shareholders'
                                      Stock        Capital      Earnings      Income          Equity
                                      -----        -------      --------      ------          ------
Balance, January 1, 1997            $1,212,000    $1,831,227    $224,862     $(42,109)      $3,225,980

Comprehensive income:
   Net income                                                    346,696                       346,696
   Change in net unrealized
     gain (loss) on securities
     available for sale, net of
     reclassification and tax
     effects                                                                   38,619           38,619
                                                                                            ----------
     Total comprehensive
       income                                                                                  385,315

Cash dividends declared
  ($0.40 per share)                                              (48,480)                      (48,480)
                                    ----------    ----------    --------     --------       ----------

Balance, December 31, 1997           1,212,000     1,831,227     523,078       (3,490)       3,562,815

Comprehensive income:
   Net income                                                    425,222                       425,222
   Change in net unrealized
     gain (loss) on securities
     available for sale, net of
     reclassification and tax
     effects                                                                   37,872           37,872
                                                                                            ----------
     Total comprehensive
       income                                                                                  463,094

Proceeds from sale of 5,020
  shares of common stock                50,200       175,700                                   225,900

Cash dividends declared
  ($0.50 per share)                                              (60,600)                      (60,600)
                                    ----------    ----------    --------     --------       ----------

Balance, December 31, 1998          $1,262,200    $2,006,927    $887,700     $ 34,382       $4,191,209
                                    ==========    ==========    ========     ========       ==========

--------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                OHIO STATE BANCSHARES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Years ended December 31, 1998 and 1997

-------------------------------------------------------------------------------------------
                                                                   1998             1997
                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $   425,222      $   346,696
    Adjustment to reconcile net income to net cash
      from operating activities:
       Depreciation and amortization                               118,540          135,413
       Net amortization of securities                               32,710           23,129
       Provision for loan losses                                   230,000          139,000
       Deferred taxes                                               33,260           64,509
       Net realized gains on sale of securities                         --             (151)
       Loss on other real estate owned and repossessions            47,000           36,000
       FHLB stock dividends                                        (13,100)         (11,300)
       Net changes in:
          Deferred loan costs                                      (97,534)        (137,210)
          Interest receivable                                      (40,527)           5,619
          Interest payable                                          33,917          (18,558)
          Other assets and liabilities                             (42,285)        (108,380)
                                                               -----------      -----------
       Net cash from operating activities                          727,203          474,767

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale:
       Sales                                                            --        1,819,921
       Maturities, prepayments and calls                         2,337,212        1,489,820
       Purchases                                                (5,503,568)      (2,517,733)
    Securities held to maturity:
       Maturities, prepayments and calls                           725,000          100,000
       Purchases                                                (1,269,293)        (135,000)
    Net change in interest-earning deposits in other banks         199,000          300,000
    Loan originations and payments, net                         (3,284,718)      (6,952,804)
    Additions to premises and equipment                           (178,122)         (58,031)
    Proceeds from sale of other real estate owned and
      repossessions                                                210,345          126,235
                                                               -----------      -----------
       Net cash from investing activities                       (6,764,144)      (5,827,592)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                      10,160,350        6,439,753
    Cash dividends paid                                            (60,600)         (48,480)
    Net proceeds from sale of stock                                225,900               --
                                                               -----------      -----------
       Net cash from financing activities                       10,325,650        6,391,273
                                                               -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          4,288,709        1,038,448

BEGINNING CASH AND CASH EQUIVALENTS                              3,726,486        2,688,038
                                                               -----------      -----------

ENDING CASH AND CASH EQUIVALENTS                               $ 8,015,195      $ 3,726,486
                                                               ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                              $ 1,856,408      $ 1,664,879
    Income taxes paid                                               72,000            5,000

SUPPLEMENTAL NONCASH DISCLOSURES:
    Transfers from loans to other real estate owned and
      repossessions                                            $   298,429      $   128,053

-------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Ohio State Bancshares, Inc. ("OSB") and its wholly-owned subsidiary, The Marion Bank ("Bank"), together referred to as the Corporation. Intercompany transactions and balances are eliminated in consolidation.

Nature of Operations: The Corporation provides financial services through its main and branch office in Marion, Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. The Corporation is primarily organized to operate in the banking industry. Substantially all revenues and services are derived from banking products and services in Marion County and contiguous counties.

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

Cash Flow Reporting: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days and federal funds sold. Net cash flows are reported for loan and deposit transactions, interest-bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs and the allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 60 days. Payments received on such loans are reported as principal reductions.

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated generally on the straight-line method over asset useful lives. Maintenance and repairs are expensed and major improvements are capitalized.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Long-term Assets: These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the amount of dividends paid by the Bank to OSB or by OSB to shareholders.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not currently applicable since the Corporation has no common stock equivalents.

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

Reclassifications: Certain reclassifications have been made to the 1997 financial statements to be comparable to the 1998 presentation.


NOTE 2 - SECURITIES

Year-end securities are as follows.

                                                            1998
                                    ----------------------------------------------------
                                                     Gross       Gross
                                     Amortized     Unrealized  Unrealized       Fair
                                       Cost          Gains       Losses         Value
                                       ----          -----       ------         -----
AVAILABLE FOR SALE
    U.S. Treasury                   $ 1,447,568     $ 25,044     $    --     $ 1,472,612
    U.S. government and federal
      agencies                        2,505,097       13,053         295       2,517,855
    Mortgage-backed                   6,318,020       43,127      28,835       6,332,312
                                    -----------     --------     -------     -----------
      Total debt securities          10,270,685       81,224      29,130      10,322,779
    Other securities                    236,240           --          --         236,240
                                    -----------     --------     -------     -----------

      Total                         $10,506,925     $ 81,224     $29,130     $10,559,019
                                    ===========     ========     =======     ===========

HELD TO MATURITY
    State and municipal             $ 3,198,042     $130,361     $    --     $ 3,328,403
                                    ===========     ========     =======     ===========

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                                          1997
                                    -------------------------------------------------
                                                    Gross      Gross
                                     Amortized   Unrealized  Unrealized       Fair
                                       Cost         Gains      Losses         Value
                                       ----         -----      ------         -----
AVAILABLE FOR SALE
    U.S. Treasury                   $  650,291     $ 3,897     $    --     $  654,188
    U.S. government and federal
      agencies                         502,203       1,772          --        503,975
    Mortgage-backed                  5,979,249      11,438      22,395      5,968,292
                                    ----------     -------     -------     ----------
      Total debt securities          7,131,743      17,107      22,395      7,126,455
    Other securities                   223,140          --          --        223,140
                                    ----------     -------     -------     ----------

      Total                         $7,354,883     $17,107     $22,395     $7,349,595
                                    ==========     =======     =======     ==========

HELD TO MATURITY
    U.S. government and federal
      agencies                      $  500,000     $    --     $ 8,410     $  491,590
    State and municipal              2,159,045      80,778          --      2,239,823
                                    ----------     -------     -------     ----------

      Total                         $2,659,045     $80,778     $ 8,410     $2,731,413
                                    ==========     =======     =======     ==========

Sales of available for sales securities were as follows:

                                                         1998       1997
                                                         ----       ----
    Proceeds                                              $--    $1,819,921
    Gross gains                                            --           946
    Gross losses                                           --           795

Contractual maturities of securities at year-end 1998 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                 Available-for-sale securities       Held to maturity securities
                                 -----------------------------       ---------------------------
                                  Amortized           Fair           Amortized          Fair
                                     Cost             Value             Cost            Value
                                     ----             -----             ----            -----
Due in one year or less          $ 1,049,964       $ 1,054,896       $       --       $       --
Due from one to five years         2,902,701         2,935,571               --               --
Due from five to ten years                --                --          959,662        1,013,519
Due after ten years                       --                --        2,238,380        2,314,884
Mortgage-backed                    6,318,020         6,332,312               --               --
Other securities                     236,240           236,240               --               --
                                 -----------       -----------       ----------       ----------

                                 $10,506,925       $10,559,019       $3,198,042       $3,328,403
                                 ===========       ===========       ==========       ==========

Securities with carrying values of $4,835,000 and $3,938,000 at December 31, 1998 and 1997 were pledged to secure public deposits and for other purposes.

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 3 - LOANS

Year-end loans were as follows.

                                                              1998               1997
                                                              ----               ----
       Commercial                                         $14,039,906        $13,059,019
       Installment                                         19,042,541         17,474,294
       Real estate                                          3,548,885          3,307,311
       Credit card                                            597,650            595,324
       Other                                                   27,583             15,330
                                                          -----------        -----------
                                                           37,256,565         34,451,278
       Net deferred loan costs                                375,301            277,767
       Allowance for loan losses                             (360,093)          (311,095)
                                                          -----------        -----------

                                                          $37,271,773        $34,417,950
                                                          ===========        ===========

Activity in the allowance for loan losses was as follows:

                                                               1998               1997
                                                               ----               ----
       Beginning balance                                    $ 311,095          $ 281,142
       Loans charged off                                     (240,942)          (141,854)
       Recoveries of previous charge-offs                      59,940             32,807
       Provision for loan losses                              230,000            139,000
                                                            ---------          ---------

       Ending balance                                       $ 360,093          $ 311,095
                                                            =========          =========

Impaired loans were as follows.

                                                              1998                1997
                                                              ----                ----
       Year-end loans with no allocated allowance
         for loan losses                                    $     --            $     --
       Year-end loans with allocated allowance
         for loan losses                                     457,464             282,000
                                                            --------            --------

          Total                                             $457,464            $282,000
                                                            ========            ========

       Amount of the allowance allocated                    $ 45,746            $ 32,000

       Loans past due over 90 days still on accrual         $ 72,810            $183,983
       Loans on nonaccrual                                   633,094             316,880
       Average of impaired loans during the year             409,540              87,916
       Interest income recognized during impairment           36,728               1,700
       Cash-basis interest income recognized                  36,728               1,700

All impaired loans are also included in nonaccrual loans.

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

                                                  1998               1997
                                                  ----               ----
    Land                                      $   115,875        $   115,875
    Premises                                      442,064            416,479
    Equipment                                   1,462,981          1,317,423
    Building and leasehold improvements           130,455            123,476
                                              -----------        -----------
       Total cost                               2,151,375          1,973,253
    Less accumulated depreciation              (1,254,606)        (1,136,066)
                                              -----------        -----------

                                              $   896,769        $   837,187
                                              ===========        ===========

The Bank's branch facility is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years of the lease, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. The Corporation also leased space for one of its automated teller machines under an operating lease. The lease expired November 1, 1998, and was not renewed. Total rental expense was $52,748 in 1998 and $40,148 in 1997.

Rental commitments under noncancelable operating leases were:

                    1999                             $ 38,748
                    2000                               38,748
                    2001                               38,883
                    2002                               40,685
                    2003                               40,685
                    Thereafter                        557,091
                                                     --------

                                                     $754,840
                                                     ========


NOTE 5 - DEPOSITS

Year-end interest-bearing deposits were as follows.

                                                         1998           1997
                                                         ----           ----

       Demand                                        $11,931,417    $ 6,741,609
       Savings                                         9,605,660      9,229,034
       Time:
          In denominations under $100,000             18,730,867     16,065,307
          In denominations of $100,000 or more         9,068,935      6,860,545
                                                     -----------    -----------

       Total interest-bearing deposits               $49,336,879    $38,896,495
                                                     ===========    ===========

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 5 - DEPOSITS (Continued)

Scheduled maturities of time deposits were as follows.

                    1999                              $19,400,341
                    2000                                7,413,654
                    2001                                  814,113
                    2002                                  171,694
                                                      -----------

                                                      $27,799,802
                                                      ===========

Year-end stated maturities of certificates of deposit of $100,000 or more were as follows.

                                                         1998         1997
                                                         ----         ----
       Three months or less                           $1,306,557   $1,250,714
       Three through six months                        3,689,750    2,299,909
       Six through twelve months                       2,326,759    2,230,282
       Over twelve months                              1,745,869    1,079,640
                                                      ----------   ----------

                                                      $9,068,935   $6,860,545
                                                      ==========   ==========


NOTE 6 - BORROWINGS

Federal funds purchased and a line of credit from the Federal Home Loan Bank of Cincinnati are financing arrangements used by the Corporation. Information concerning borrowings was as follows.

                                                        1998         1997
                                                        ----         ----
    Maximum month-end balance during the year         $809,000    $1,981,000
    Average balance during the year                     48,121       644,561
    Average interest rate during the year                 6.28%         5.95%

The Corporation's maximum line of credit with the Federal Home Loan Bank was $3,916,000 and $3,652,000 at December 31, 1998 and 1997. No borrowings were outstanding on this line of credit at December 31, 1998 or 1997. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.


NOTE 7 - EMPLOYEE BENEFITS

The Corporation provides a profit sharing plan that covers substantially all employees. Eligible employees may contribute up to 15% of their compensation subject to a maximum statutory limitation. The Corporation matches 50% of all employee contributions not to exceed 8% of the participant's base compensation. In addition, the Corporation may make an additional discretionary contribution allocated to all eligible participants based on compensation. Contributions by the Corporation were $15,800 and $9,900 for the years ended December 31, 1998 and 1997.

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES

Income tax expense was as follows.

                                                             1998         1997
                                                             ----         ----
       Current                                            $ 136,828   $  61,570
       Deferred                                              33,260      64,509
                                                          ---------   ---------

                                                          $ 170,088   $ 126,079
                                                          =========   =========

Year-end deferred tax assets and liabilities were due to the following.

                                                             1998         1997
                                                             ----         ----
       Deferred tax assets
          Allowance for loan losses                       $  78,934   $  68,190
          Alternative minimum tax credit                         --       6,761
          Leases                                                813       2,412
          Unrealized loss on securities available for
            sale                                                 --       1,798
                                                          ---------   ---------
              Total deferred tax assets                      79,747      79,161

       Deferred tax liabilities
          Depreciation                                      (32,906)    (32,338)
          Accrual to cash conversion                       (165,460)   (135,197)
          Unrealized gain on securities available for
            sale                                            (17,712)         --
          FHLB stock dividend                               (17,170)    (12,716)
          Other                                              (1,697)     (1,338)
                                                          ---------   ---------
              Total deferred tax liabilities               (234,945)   (181,589)
                                                          ---------   ---------

          Net deferred tax liability                      $(155,198)  $(102,428)
                                                          =========   =========

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

                                                             1998        1997
                                                             ----        ----
       Federal statutory rate times financial statement
         income                                           $ 202,405   $ 160,744
       Effect of:
          Tax exempt interest                               (38,289)    (31,932)
          Other, net                                          5,972      (2,733)
                                                          ---------   ---------

          Total                                           $ 170,088   $ 126,079
                                                          =========   =========

       Effective tax rate %                                    28.6%       26.7%
                                                          =========   =========

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 9 - RELATED PARTIES

Loans to principal officers, directors, and their affiliates in 1998 were as follows.

    Beginning balance                                      $1,004,793
    New loans                                                 145,973
    Effect of changes in related parties                       (9,465)
    Repayments                                               (504,126)
                                                           ----------

    Ending balance                                         $  637,175
                                                           ==========

Deposits from principal officers, directors, and their affiliates at year-end 1998 were $ 8,112,184.


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

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, are principally variable rate commitments. The interest rates on these commitments ranged from 7.25% to 10.50% at year-end 1998 and 6.2% to 11.5% at year-end 1997. Outstanding commitments for credit cards had rates ranging from 12.0% to 17.9% at year-end 1998 and 1997. Of the total outstanding balances on credit cards year-end 1998, 55% were fixed rate and 45% were variable rate and at year-end 1997, 59% were fixed rate and 41% were variable rate.

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

Year-end contractual amounts of financial instruments with off-balance-sheet risk were as follows:

                                                          1998          1997
                                                          ----          ----
       Commitments to extend credit                    $2,156,000    $3,272,000
       Credit card arrangements                         1,256,000     1,203,000
       Letters of credit                                   20,000            --

At year-end 1998 and 1997, reserves of $425,000 and $370,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Included in cash and cash equivalents at year-end 1998 and 1997 was approximately $6,999,000 and $2,952,000 on deposit with the Independent State Bank of Ohio.


NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments at year-end were as follows:

                                                    1998                                1997
                                                    ----                                ----

                                          Carrying         Fair               Carrying          Fair
                                           Amount          Value               Amount           Value
                                           ------          -----               ------           -----
Financial assets
    Cash and cash equivalents           $  8,015,195    $  8,015,195        $  3,726,486     $  3,726,486
    Interest-earning deposits                     --              --             199,000          199,445
    Securities available for sale         10,559,019      10,559,019           7,349,595        7,349,595
    Securities held to maturity            3,198,042       3,328,403           2,659,045        2,731,413
    Loans, net                            37,271,773      37,833,567          34,417,950       34,325,067
    Accrued interest receivable              382,488         382,488             341,961          341,961

Financial liabilities
    Demand and savings
      deposits                           (28,269,271)    (28,269,271)        (22,982,871)     (22,982,871)
    Time deposits                        (27,799,802)    (28,018,308)        (22,925,852)     (23,035,701)
    Accrued interest payable                (252,157)       (252,157)           (218,240)        (218,240)

The estimated fair value approximates the carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for fixed-rate loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the rates paid at year-end for new deposits applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered nominal.

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action.

The prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

At year-end 1998 and 1997, the Bank was categorized as well capitalized. No conditions or events have occurred subsequent to the latest notification by regulators that management believes would have changed the Bank's category. Actual capital levels for the Bank and minimum required were:

                                                                                       Minimum Required
                                                                                          To Be Well
                                                                   Minimum Required    Capitalized Under
                                                                      For Capital      Prompt Corrective
                                                   Actual         Adequacy Purposes   Action Regulations
                                                   ------         -----------------   ------------------
                                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                                              ------     -----     ------     -----     ------     -----
                                                                (Dollars in thousands)
1998

Total capital (to risk weighted assets)       $4,480     10.7%     $3,361      8.0%     $4,201     10.0%
Tier 1 capital (to risk weighted assets)       4,120      9.8       1,680      4.0       2,520      6.0
Tier 1 capital (to average assets)             4,120      7.1       2,316      4.0       2,895      5.0

1997

Total capital (to risk weighted assets)       $3,822     10.2%     $2,998      8.0%     $3,747     10.0%
Tier 1 capital (to risk weighted assets)       3,541      9.5       1,499      4.0       2,248      6.0
Tier 1 capital (to average assets)             3,541      7.3       1,933      4.0       2,416      5.0

OSB's primary source of funds with which to pay dividends is dividends received from the Bank. The payment of dividends by the Bank to OSB is subject to restrictions by its regulatory agency. These restrictions generally limit dividends to current and prior two years retained earnings as defined by the regulations. In addition, dividends may not reduce capital levels below the minimum regulatory requirements disclosed above. Under the most restrictive dividend limitations described, approximately $279,000 is available to pay dividends to OSB to maintain the well-capitalized status at year-end.

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED
  EARNINGS (Continued)

The Corporation has filed a Registration Statement with the Securities and Exchange Commission to sell up to 24,800 shares of the Corporation's stock at $47.00 per share, including underwriting commissions of $2.00 per share. Shareholders with preemptive rights can purchase the stock at $45.00. The Corporation expects to receive $1,078,000 in net proceeds after deducting offering expenses from the sale of stock. As of December 31, 1998, the Corporation had sold and issued 5,020 shares related to the stock offering.


NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                        1998            1997
                                                        ----            ----
Unrealized holding gains and losses on
  available-for-sale securities                       $57,382         $58,664
Reclassification adjustments for (gains)
  and losses later recognized in income                    --            (151)
                                                      -------         -------
Net unrealized gains and losses                        57,382          58,513
Tax effect                                             19,510          19,894
                                                      -------         -------

Other comprehensive income                            $37,872         $38,619
                                                      =======         =======


NOTE 14 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Condensed parent company only financial statements for OSB follows.

                            CONDENSED BALANCE SHEETS
                           December 31, 1998 and 1997
                                                     1998                1997
                                                     ----                ----
Assets:
Cash and cash equivalents                         $    2,164          $    4,061
Investment in bank subsidiary                      4,154,155           3,518,402
Organizational costs, net                             24,060              34,016
Other assets                                          10,830               6,336
                                                  ----------          ----------
Total assets                                      $4,191,209          $3,562,815
                                                  ==========          ==========

Shareholders' equity                              $4,191,209          $3,562,815
                                                  ==========          ==========

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 14 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)

                         CONDENSED STATEMENTS OF INCOME
                     Years ended December 31, 1998 and 1997
                                                          1998            1997
                                                          ----            ----
Dividends from bank subsidiary                          $ 62,000        $ 52,240
Total expense                                             13,271          13,884
                                                        --------        --------
Income before income tax and undistributed
  subsidiary income                                       48,729          38,356
Income tax benefit                                         4,512           4,721
Equity in undistributed subsidiary income                371,981         303,619
                                                        --------        --------

Net income                                              $425,222        $346,696
                                                        ========        ========

                        CONDENSED STATEMENT OF CASH FLOWS
                     Years ended December 31, 1998 and 1997
                                                        1998             1997
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 425,222        $ 346,696
     Adjustments:
        Equity in undistributed subsidiary
          income                                      (371,981)        (303,619)
        Change in other assets                          (4,494)            (961)
        Amortization                                     9,956            9,956
                                                     ---------        ---------
           Net cash from operating activities           58,703           52,072

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                    (60,600)         (48,480)
                                                     ---------        ---------
           Net cash from financing activities          (60,600)         (48,480)
                                                     ---------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (1,897)           3,592

BEGINNING CASH AND CASH EQUIVALENTS                      4,061              469
                                                     ---------        ---------

ENDING CASH AND CASH EQUIVALENTS                     $   2,164        $   4,061
                                                     =========        =========

--------------------------------------------------------------------------------

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


                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning Directors and Executive Officers of the Corporation appears on pages 3 and 4 under the captions Continuing Directors and Nominees in the Corporation's Definitive Proxy Statement dated March 24, 1999 for the Annual Meeting of Shareholders to be held on April 15, 1999, and is incorporated herein by reference.


ITEM 10 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on pages 6 and 7 under the captions Executive Compensation and Other Information in the Corporation's Definitive Proxy Statement dated March 24, 1999 for the Annual Meeting of Shareholders to be held on April 15, 1999, and is incorporated herein by reference.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is contained on pages 3 and 4 under the captions Continuing Directors and Nominees in the Corporation's Definitive Proxy Statement dated March 24, 1999 for the Annual Meeting of Shareholders to be held on April 15, 1999, and is incorporated herein by reference.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on page 8 under the caption Certain Transactions in the Corporation's Definitive Proxy Statement dated March 24, 1999 for the Annual Meeting of Shareholders to be held on April 15, 1999 and is incorporated herein by reference.

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

    3.2          Code of Regulations of the Corporation             *     2

    4            Form of Shares Certificate of Common Shares        *     3

   10.1          Lease Agreement Between Henney and
                   Cooper, Inc. and The Marion Bank for
                   Branch on Richland Road in Marion, Ohio          **    4

   10.2          Executive Indexed Salary Continuation
                   Plan Agreement for President                     **    5

   10.3          Executive Indexed Salary Continuation
                   Plan Agreement for Executive Officers            **    6

   20            Proxy Statement for the 1998 Annual               ****   7
                   Meeting of the Shareholders

   21            Subsidiaries of the Registrant                     **    8

   27            Financial Data Schedule                            ***   9

   99            Safe Harbor under the Private Securities
                   Litigation Reform Act of 1995                    ***  10

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

** Indicates documents which have been previously filed as part of the Corporation's Annual Report on Form 10-KSB in prior years. All of such previously filed documents are hereby incorporated by reference. Such documents are available to shareholders without charge upon request.

*** The indicated exhibit has been filed as separate pages of the 1998 Form 10-KSB and is available to shareholders upon request.

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

                                           OHIO STATE BANCSHARES, INC.

    March 18, 1999                         By:   /s/GARY E. PENDLETON
----------------------                         ---------------------------------
         Date                                    Gary E. Pendleton, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 8, 1999.

         Signatures                                   Signatures
         ----------                                   ----------

    /s/GARY E. PENDLETON                              /s/LLOYD L. JOHNSTON
---------------------------------              ---------------------------------
Gary E. Pendleton                                 Lloyd L. Johnston
President and Chief Executive Officer
Director

    /s/WILLIAM H. HARRIS                              /s/F. WINTON LACKEY
---------------------------------              ---------------------------------
William H. Harris                                 F. Winton Lackey
Executive Vice President and Cashier
Director


    /s/FRED K. WHITE                                  /s/THURMAN R. MATHEWS
---------------------------------              ---------------------------------
Fred K. White                                     Thurman R. Mathews
Director, Chairman of the Board                   Director


    /s/SAMUEL J. BIRNBAUM                             /s/PETER B. MILLER
---------------------------------              ---------------------------------
Samuel J. Birnbaum                                Peter B. Miller
Director                                          Director


    /s/LOIS J. FISHER                                 /s/JOHN OWENS
---------------------------------              ---------------------------------
Lois J. Fisher                                    John Owens
Director                                          Director


    /s/THEODORE L. GRAHAM
---------------------------------
Theodore L. Graham
Director

--------------------------------------------------------------------------------