Form 10QSB
period 1999-03-31
OHIO STATE BANCSHARES INC
filed 1999-05-13
CIK 919644

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT

For the transition period from _____ to _____.

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

Common stock, $10.00 par value                       137,800 common shares
                                                     outstanding at May 12, 1999

Transitional Small Business Disclosure Format (check one):
Yes    No  X
   ---    ---

                          OHIO STATE BANCSHARES, INC.
                                  FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999

--------------------------------------------------------------------------------

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets...............................................................    3

        Condensed Consolidated Statements of Income.........................................................    4

        Condensed Consolidated Statements of Changes in Shareholders' Equity................................    6

        Condensed Consolidated Statements of Cash Flows.....................................................    7

        Notes to the Condensed Consolidated Financial Statements............................................    8


Item 2. Management's Discussion and Analysis................................................................   15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   21

Item 2.  Changes in Securities and Use of Proceeds..........................................................   21

Item 3.  Defaults Upon Senior Securities....................................................................   21

Item 4.  Submission of Matters to a Vote of Security Holders................................................   21

Item 5.  Other Information..................................................................................   21

Item 6.  Exhibits and Reports on Form 8-K...................................................................   21

SIGNATURES..................................................................................................   22

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                       March 31,            December 31,
                                                                                         1999                   1998
                                                                                         ----                   ----
ASSETS
Cash and due from banks                                                              $  2,556,790           $  2,773,195
Federal funds sold                                                                      3,788,000              5,242,000
                                                                                     ------------           ------------
     Cash and cash equivalents                                                          6,344,790              8,015,195
Securities available for sale                                                          12,242,138             10,559,019
Securities held to maturity (fair value March 31, 1999 -
  $3,825,757, December 31, 1998 - $3,328,403)                                           3,698,213              3,198,042
Loans, net                                                                             40,118,549             37,271,773
Premises and equipment, net                                                               915,584                896,769
Other real estate owned and repossessions                                                  15,607                 59,682
Accrued interest receivable                                                               438,208                382,488
Other assets                                                                              450,160                356,638
                                                                                     ------------           ------------

                                                                                     $ 64,223,249           $ 60,739,606
                                                                                     ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
     Noninterest-bearing                                                             $  6,754,589           $  6,732,194
     Interest-bearing                                                                  52,497,963             49,336,879
                                                                                     ------------           ------------
         Total                                                                         59,252,552             56,069,073
Accrued interest payable                                                                  269,986                252,157
Other liabilities                                                                         205,350                227,167
                                                                                     ------------           ------------
     Total liabilities                                                                 59,727,888             56,548,397

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized; March 31, 1999 -
  134,058 shares issued and outstanding,
  December 31, 1998 - 126,220 shares issued and outstanding                             1,340,580              1,262,200
Additional paid-in capital                                                              2,238,939              2,006,927
Retained earnings                                                                         958,848                887,700
Accumulated other comprehensive income                                                    (43,006)                34,382
                                                                                     ------------           ------------
     Total shareholders' equity                                                         4,495,361              4,191,209
                                                                                     ------------           ------------

                                                                                     $ 64,223,249           $ 60,739,606
                                                                                     ============           ============


--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                      1999                  1998
                                                                      ----                  ----
INTEREST INCOME
     Loans, including fees                                        $   868,614           $   824,728
     Taxable securities                                               151,526               108,494
     Nontaxable securities                                             41,670                29,141
     Other                                                             67,440                12,988
                                                                  -----------           -----------
         Total interest income                                      1,129,250               975,351

INTEREST EXPENSE
     Deposits                                                         533,285               430,492
     Other borrowings                                                      24                   756
                                                                  -----------           -----------
         Total interest expense                                       533,309               431,248
                                                                  -----------           -----------

NET INTEREST INCOME                                                   595,941               544,103
Provision for loan losses                                              32,000                38,000
                                                                  -----------           -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   563,941               506,103

NONINTEREST INCOME
     Fees for customer services                                        57,095                62,988
     Net gains on sales of securities available for sale               12,772                    --
     Other                                                              6,436                 7,502
                                                                  -----------           -----------
         Total noninterest income                                      76,303                70,490

NONINTEREST EXPENSE
     Salaries and employee benefits                                   241,259               190,089
     Occupancy                                                         90,831                91,409
     Office supplies                                                   20,160                19,519
     FDIC and state assessments                                         4,722                 4,123
     Professional fees                                                 17,611                13,739
     Advertising and public relations                                   7,088                10,953
     Taxes, other than income                                          15,800                15,380
     Loss on other real estate owned and repossessions                 19,000                 7,000
     Credit card processing expense                                    11,259                11,489
     Directors' fees                                                   14,100                10,500
     Insurance                                                          6,641                 6,585
     Other                                                             57,081                43,079
                                                                  -----------           -----------
         Total noninterest expense                                    505,552               423,865
                                                                  -----------           -----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING METHOD                                    134,692               152,728
Income tax expense                                                     39,483                45,613
                                                                  -----------           -----------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING METHOD                                                    95,209               107,115
Cumulative effect on prior years of a change in
  accounting for start-up costs                                       (24,061)                   --
                                                                  -----------           -----------

NET INCOME                                                        $    71,148           $   107,115
                                                                  ===========           ===========




--------------------------------------------------------------------------------
                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                         March 31,
                                                                         ---------
                                                                 1999                  1998
                                                                 ----                  ----
BASIC AND DILUTED EARNINGS PER SHARE:

  Before cumulative effect of a change in accounting method   $       .73           $       .88

  Cumulative effect on prior years of a change in
  accounting for start-up costs                                      (.18)                   --
                                                              -----------           -----------

BASIC AND DILUTED EARNINGS PER SHARE                          $       .55           $       .88
                                                              ===========           ===========

Weighted average shares outstanding                               129,987               121,200
                                                              ===========           ===========












--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                        1999               1998
                                                                                        ----               ----
Balance at beginning of period                                                    $    4,191,209    $     3,562,815

Proceeds from sale of 7,838 shares of common stock,
  net of offering costs                                                                  310,392                 --

Comprehensive income:
Net income                                                                                71,148            107,115
Change in net unrealized gain (loss) on securities
  available for sale, net of reclassification and tax effects                            (77,388)             4,755
                                                                                  --------------    ---------------
     Total comprehensive income (loss)                                                    (6,240)           111,870
                                                                                  --------------    ---------------

Balance at end of period                                                          $    4,495,361    $     3,674,685
                                                                                  ==============    ===============





--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                        1999               1998
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $       71,148    $       107,115
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                                    9,250              9,042
         Provision for loan losses                                                        32,000             38,000
         Depreciation and amortization                                                    29,597             30,083
         Net realized gains on sales of securities                                       (12,772)                --
         Federal Home Loan Bank stock dividends                                           (3,300)            (3,200)
         Loss on other real estate owned and repossessions                                19,000              7,000
         Loss on sale of premises and equipment                                              785                 --
         Change in accrued interest receivable                                           (55,720)           (10,366)
         Change in accrued interest payable                                               17,829             20,777
         Change in other assets and other liabilities                                    (75,472)            75,845
                                                                                  --------------    ---------------
              Net cash from operating activities                                          32,345            274,296

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                                    (3,435,126)          (417,079)
         Maturities, prepayments and calls                                             1,155,465            512,271
         Sales                                                                           487,188                 --
     Securities held to maturity:
         Purchases                                                                      (501,250)          (227,185)
     Net change in interest-earning deposits in other banks                                   --             99,000
     Loan originations and payments, net                                              (2,939,376)        (1,107,957)
     Proceeds from sale of other real estate owned and repossessions                      85,675             98,775
     Proceeds from sale of premises and equipment                                          4,000                 --
     Purchases of premises and equipment                                                 (53,197)            (9,761)
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (5,196,621)        (1,051,936)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                            3,183,479            545,563
     Net proceeds from sale of stock                                                     310,392                 --
                                                                                  --------------    ---------------
         Net cash from financing activities                                            3,493,871            545,563
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                               (1,670,405)          (232,077)

Cash and cash equivalents at beginning of period                                       8,015,195          3,726,486
                                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    6,344,790    $     3,494,409
                                                                                  ==============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                $      515,480    $       410,471
     Income taxes paid                                                                    70,000             30,000

SUPPLEMENTAL NONCASH DISCLOSURES:
     Transfers from loans to other real estate owned and repossessions            $       60,600    $       101,640


--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. ("OSB") at March 31, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of OSB for the year ended December 31, 1998, included in its 1998 Annual Report. Reference is made to the accounting policies of OSB described in the notes to consolidated financial statements contained in its 1998 Annual Report. OSB has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include the accounts of OSB and its wholly-owned subsidiary, The Marion Bank ("Bank"), together referred to as the Corporation. Intercompany transactions and balances have been eliminated.

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

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not currently applicable since the Corporation has no common stock equivalents.

Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.


--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities effective January 1, 1999. It requires costs of start-up activities and organizational costs be expensed as incurred. As a result, the Corporation expensed, at January 1, 1999, the remaining unamortized organizational costs associated with the formation of the holding company in 1996. The amount is shown on the Statement of Income as a cumulative effect of a change in accounting method.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Corporation's financial statements.

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" changes the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS No. 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS No. 115, except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS No. 134 was effective as of January 1, 1999, and did not have a significant impact on the Corporation's financial statements.


--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

Securities at March 31, 1999 and December 31, 1998 were as follows:

                                                                             March 31, 1999
                                                   ----------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                         Cost             Gains          Losses           Value
                                                         ----             -----          ------           -----
AVAILABLE FOR SALE
U.S. Treasury                                      $    1,447,741     $    13,040    $        --    $     1,460,781
U.S. government and federal agencies                    4,292,365           5,524         28,888          4,269,001
Mortgage-backed                                         6,327,829           3,934         58,947          6,272,816
                                                   --------------     -----------    -----------    ---------------
  Total debt securities                                12,067,935          22,498         87,835         12,002,598
Other securities                                          239,540              --             --            239,540
                                                   --------------     -----------    -----------    ---------------

   Total                                           $   12,307,475     $    22,498    $    87,835    $    12,242,138
                                                   ==============     ===========    ===========    ===============

HELD TO MATURITY
State and municipal                                $    3,698,213     $   127,544    $        --    $     3,825,757
                                                   ==============     ===========    ===========    ===============

                                                                            December 31, 1998
                                                   ----------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                         Cost             Gains          Losses           Value
                                                         ----             -----          ------           -----
AVAILABLE FOR SALE
U.S. Treasury                                      $    1,447,568     $    25,044    $        --    $     1,472,612
U.S. government and federal agencies                    2,505,097          13,053            295          2,517,855
Mortgage-backed                                         6,318,020          43,127         28,835          6,332,312
                                                   --------------     -----------    -----------    ---------------
  Total debt securities                                10,270,685          81,224         29,130         10,322,779
Other securities                                          236,240              --             --            236,240
                                                   --------------     -----------    -----------    ---------------

   Total                                           $   10,506,925     $    81,224    $    29,130    $    10,559,019
                                                   ==============     ===========    ===========    ===============

HELD TO MATURITY
State and municipal                                $    3,198,042     $   130,361    $        --    $     3,328,403
                                                   ==============     ===========    ===========    ===============

Proceeds from sales of securities classified as available for sale were $487,188 during the three ended March 31, 1999. Gross gains of $12,772 were realized on the sales during the three month period ending March 31, 1999. No securities classified as available for sale were sold during the three months ended March 31, 1998.



--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of securities at March 31, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                                        Available-for-Sale Securities           Held-to-Maturity Securities
                                        -----------------------------           ---------------------------
                                        Amortized             Fair               Amortized            Fair
                                          Cost                Value                Cost               Value
                                          ----                -----                ----               -----
   Due in one year or less            $      550,207    $       553,217      $            --    $           --
   Due in one to five years                3,911,754          3,898,420                   --                --
   Due in five to ten years                  278,145            278,145              959,922         1,015,356
   Due after ten years                     1,000,000          1,000,000            2,738,291         2,810,401
   Mortgage-backed securities              6,327,829          6,272,816                   --                --
   Other securities                          239,540            239,540                   --                --
                                      --------------    ---------------      ---------------    --------------

                                      $   12,307,475    $    12,242,138      $     3,698,213    $    3,825,757
                                      ==============    ===============      ===============    ==============

Securities with a carrying value of approximately $4,781,000 at March 31, 1999 and $4,835,000 at December 31, 1998 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at March 31, 1999 and December 31, 1998 were as follows:

                                                                       March 31,             December 31,
                                                                         1999                    1998
                                                                         ----                    ----
         Commercial                                               $     14,239,577        $     14,039,906
         Installment                                                    21,099,494              19,042,541
         Real estate                                                     4,111,140               3,548,885
         Credit card                                                       557,377                 597,650
         Other                                                              14,399                  27,583
                                                                  ----------------        ----------------
                                                                        40,021,987              37,256,565
         Net deferred loan costs                                           437,973                 375,301
         Allowance for loan losses                                        (341,411)               (360,093)
                                                                  ----------------        ----------------

                                                                  $     40,118,549        $     37,271,773
                                                                  ================        ================




--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses for the three months ended March 31, 1999 and 1998 was as follows:

                                                                                   1999            1998
                                                                                   ----            ----
         Balance - January 1                                                 $    360,093     $    311,095
         Loans charged-off                                                        (77,760)         (95,074)
         Recoveries                                                                27,078           15,997
         Provision for loan losses                                                 32,000           38,000
                                                                             ------------     ------------

         Balance - March 31                                                  $    341,411     $    270,018
                                                                             ============     ============

Impaired loans at March 31, 1999 and December 31, 1998 were as follows:

                                                                               March 31,       December 31,
                                                                                 1999              1998
                                                                                 ----              ----
Period-end loans with no allocated allowance for loan losses               $         --       $         --
Period-end loans with allocated allowance for loan losses                       457,464            457,464
                                                                           ------------       ------------

         Total                                                             $    457,464       $    457,464
                                                                           ============       ============

Amount of the allowance allocated                                          $     45,746       $     45,746
Loans past due over 90 days still on accrual                                    384,789             72,810
Loans on nonaccrual                                                             644,478            633,094

All impaired loans are also included in nonaccrual loans.

Impaired loans for the three months ended March 31, 1999 and 1998 were as follows:

                                                                                 1999                1998
                                                                                 ----                ----
Average of impaired loans during the period                                $    457,464         $    280,000
Total interest income recognized during impairment                                   --                  --
Cash-basis interest income recognized                                                --                  --



--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, consist primarily of variable rate commitments. The interest rates on these commitments ranged from 7.75% to 10.25% at March 31, 1999 and 7.25% to 10.50% at December 31, 1998. Outstanding commitments for credit card rates ranged from 12.00% to 17.90% as of March 31, 1999 and December 31, 1998. Of the total outstanding balances on these credit cards at March 31, 1999, 52% were fixed and 48% were variable rate and at December 31, 1998, 55% were fixed rate and 45% were variable rate.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at March 31, 1999 and December 31, 1998 follows:

                                                                               March 31,       December 31,
                                                                                 1999              1998
                                                                                 ----              ----
         Commitments to extend credit                                      $    4,036,000     $    2,156,000
         Credit card arrangements                                               1,324,000          1,256,000
         Letters of credit                                                         20,000             20,000

At March 31, 1999 and December 31, 1998, reserves of $532,000 and $425,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Included in cash and cash equivalents at March 31, 1999 and December 31, 1998 was approximately $5,527,000 and $6,999,000 on deposit with the Independent State Bank of Ohio.



--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

At March 31, 1999 and December 31, 1998, the Bank had a line of credit enabling it to borrow up to $3,916,000 and $3,850,000 with the Federal Home Loan Bank of Cincinnati. No borrowings were outstanding on this line of credit as of March 31, 1999 or December 31, 1998. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

The Bank's branch facility is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. Total rental expense was $9,687 the three months ended March 31, 1999 and $13,887 for the three months ended March 31, 1998.

Rental commitments under these noncancelable operating leases are:

            Year ending March 31,
                  2000                                                      $     38,748
                  2001                                                            38,748
                  2002                                                            39,368
                  2003                                                            40,685
                  2004                                                            40,685
                  Thereafter                                                     546,919
                                                                            ------------
                                                                            $    745,153
                                                                            ============


NOTE 5 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows for the three months ended March 31, 1999 and 1998:

                                                                                 1999              1998
                                                                                 ----              ----
         Unrealized holding gains and losses on available for sale
           securities                                                      $     (104,659)    $        7,206
         Reclassification adjustments for (gains) and losses later
           recognized as income                                                   (12,772)                --
                                                                           --------------     --------------
         Net unrealized gains and losses                                         (117,431)             7,206
         Tax effect                                                                40,043             (2,451)
                                                                           --------------     --------------

         Other comprehensive income (loss)                                 $      (77,388)    $        4,755
                                                                           ==============     ==============



--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at March 31, 1999, compared to December 31, 1998, and the consolidated results of operations for the three months ended March 31, 1999, compared to the same period in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

When used in this Form 10-QSB or future filings by the Corporation with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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


FINANCIAL CONDITION

The Corporation has experienced 5.73% asset growth since December 31, 1998, as total assets increased $3,483,000 from $60,740,000 at December 31, 1998 to $64,223,000 at March 31, 1999. Maintaining a moderate growth rate while increasing the loan to deposit ratio continues to be the Corporation's primary operating strategy. However, consolidation of financial institutions in the Corporation's market area continues to bring new customers to the Bank.

Securities available for sale and securities held to maturity increased from $13,757,000 at December 31, 1998 to $15,940,000 at March 31, 1999, an increase of $2,183,000 or 15.87%. The increase resulted primarily from using some excess liquidity which existed at December 31, 1998 and investing of funds received from the sale of the Corporation's common stock.



--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Net loans increased $2,847,000, or 7.64% during the period from December 31, 1998 to March 31, 1999. This growth was funded primarily by increases in deposit accounts. Commercial loans increased 1.42% from $14,040,000 on December 31, 1998 to $14,240,000 on March 31, 1999. Installment loans grew from $19,043,000 on December 31, 1998 to $21,099,000 on March 31, 1999, a 10.80% increase. Real estate loans increased $562,000, or 15.84% from December 31, 1998. The commercial loan growth was primarily due to local economic factors and the hiring of a new senior loan officer in the last quarter of 1998. The installment loan growth was due to obtaining an increased market share of the indirect automobile loan business in Marion. The real estate loan growth was primarily due to the hiring of a new loan officer that focuses on the real estate portfolio.

The allowance for loan losses decreased to 0.84% of loans as of March 31, 1999 compared to 0.97% at December 31, 1998. The decline occurred due to net charge-offs exceeding the provision for loan losses for the three months ended March 31, 1999 and loan growth. All loans charged-off during the three months ended March 31, 1999 were either installment or credit cards. $19,000 of the allowance at March 31, 1999 remains unallocated to any specific loan or loan category. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. Should charge-offs continue, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

Total deposits increased $3,183,000 or 5.68% from December 31, 1998 to March 31, 1999. The increase in deposits was primarily due to the 6.41% increase in interest-bearing deposits from $49,337,000 on December 31, 1998 to $52,498,000 on March 31, 1999. Noninterest-bearing deposits increased slightly by $22,000, or 0.33% from December 31, 1998 to March 31, 1999. This increase was due to cyclical cash needs by customers.

The loan and deposit growth that the Corporation has experienced during 1999 is a continuation of the events which occurred in the local market in 1998 resulting from financial institution consolidation. The Corporation continues to obtain several new loan and deposit customers despite spending less money on advertising and, in certain circumstances, being less interest rate competitive.

Common stock and additional paid-in capital increased $310,000 as the Corporation completed the pre-emptive rights portion of its $1.1 million stock offering. The remaining shares from the offering have been fully subscribed and will be issued in the second quarter of this year.


RESULTS OF OPERATIONS

The operating results of the Corporation are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. The Corporation's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by consumer and business demand, which, in turn, is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

The Corporation's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes also affect net income.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Net income for the three months ended March 31, 1999 was $71,000, or $36,000 less than the same period in 1998. The reason for the decrease in earnings was primarily due to increases in noninterest expense and the write-off of the remaining organization costs associated with the holding company formation to comply with new accounting guidance partially offset by improved net interest income.

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $52,000 for the three months ended March 31, 1999 compared to the same period in 1998. The increase in net interest income is attributable to the Corporation's earning assets increasing from $45,771,000 for the three months ended March 31, 1998 to $58,119,000 for the three months ended March 31, 1999.

Noninterest income increased $5,800, or 8.25% for the three months ended March 31, 1999 over the same period in the prior year. The increase over the prior period is primarily due to the gain from the sale of securities available for sale.

Noninterest expense was up $82,000, or 19.27% for the three months ended March 31, 1999 versus the three months ended March 31, 1998. Normal salary increases and the hiring of additional personnel, particularly in the loan department, costs associated with Year 2000 testing and increased losses on repossessed assets were the major reasons for the increase in noninterest expense.


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



--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

At March 31, 1999 and December 31, 1998, the actual capital ratios for the Bank were:

                                                                       March 31,           December 31,
                                                                        1999                   1998
                                                                        ----                   ----
         Total capital to risk-weighted assets                          10.3%                  10.7%
         Tier 1 capital to risk-weighted assets                          9.5                    9.8
         Tier 1 capital to average assets                                6.8                    7.1

At March 31, 1999 and December 31 1998, the Bank was categorized as well capitalized. A $1.1 million stock offering began in late 1998 and will be completed in the second quarter of 1999. The proceeds from the stock offering will be infused into the Bank to maintain the Bank's well capitalized classification.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $6,345,000 at March 31, 1999 and $8,015,000 at December 31, 1998. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

Taking into account the capital adequacy, profitability and reputation maintained by the Corporation, available liquidity sources are considered adequate to meet current and projected needs. See the Condensed Consolidated Statements of Cash Flows for a more detailed review of the Corporation's sources and uses of cash.


YEAR 2000

Management began evaluating the potential impact of Year 2000 ("Y2K") in the fall of 1997. Every technology system utilized by the Bank was inventoried and graded as either "mission critical" or "nonmission critical." Mission critical systems are those critical to providing acceptable customer service, critical to maintaining customer records and those which would have an impact on the Bank's liquidity should they fail.

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

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

IBM a/s 400 MAINFRAME COMPUTER

The Bank upgraded its mainframe computer in September 1998 for capacity reasons. The upgrade also enables the computer to handle the additional memory requirements of windows based Y2K compliant JHA operating software that the Bank installed in April 1999.

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

EQUIFAX DEBIT-CREDIT CARD SYSTEM

The Bank uses Equifax Corporation to process debit and credit card transactions through the Visa network. Equifax is testing the network with Visa and Master Card to certify Y2K compliance. Direct testing with individual banks was completed by April 30, 1999.

EDS-MAC ATM CARD PROCESSING

ATM card transactions and point of sale card purchases are performed through the EDS-MAC network. EDS, like Equifax, is testing its network with Visa, Master Card and other ATM processors. Individual bank testing is scheduled for the first half of 1999. The Personal Computer System for ATM card maintenance has been upgraded to EDS specifications and is scheduled for testing in May, 1999.

BANK SECURITY SYSTEM

All security systems for the Bank have been certified Y2K compliant by the vendors from which the products have been purchased.



--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

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



--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          Quarter ended March 31, 1999
                           PART II - OTHER INFORMATION

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

Item 5 -       Other Information:
               -----------------
               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:
               ---------------------------------
               (a)    Exhibit 27 - Financial Data Schedule.

               (b) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (c) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 1999.






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


                                            OHIO STATE BANCSHARES, INC.
                                            ------------------------------------
                                            (Registrant)




Date:   May 12, 1999                        /s/ Gary E. Pendleton
     ----------------------                 ------------------------------------
                                            (Signature)
                                            Gary E. Pendleton
                                            President and Chief Executive
                                            Officer




Date:   May 12, 1999                        /s/ William H. Harris
     ----------------------                 ------------------------------------
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


     99                     Safe Harbor Under the Private                Incorporated by reference to
                            Securities Litigation Reform Act             Exhibit 99 to Annual Report
                            of 1995                                      on Form 10-KSB for the year ended
                                                                         December 31, 1998 filed by the Small
                                                                         Business Issuer on March 26, 1999.










--------------------------------------------------------------------------------