Form 10QSB
period 1999-06-30
OHIO STATE BANCSHARES INC
filed 1999-08-09
CIK 919644

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999


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

Common stock, $10.00 par value                    146,000 common shares
                                                   outstanding at August 6, 1999

Transitional Small Business Disclosure Format (check one):
Yes         No   X
    ----       -----

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1999

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets .............................   3

       Condensed Consolidated Statements of Income........................   4

       Condensed Consolidated Statements of Changes in
         Shareholders' Equity ............................................   6

       Condensed Consolidated Statements of Cash Flows ...................   7

       Notes to the Condensed Consolidated Financial Statements ..........   8


Item 2. Management's Discussion and Analysis..............................  15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................  22

Item 2.  Changes in Securities and Use of Proceeds........................  22

Item 3.  Defaults Upon Senior Securities..................................  22

Item 4.  Submission of Matters to a Vote of Security Holders..............  22

Item 5.  Other Information................................................  22

Item 6.  Exhibits and Reports on Form 8-K.................................  22

SIGNATURES   .............................................................  23

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                          June 30,     December 31,
                                                                            1999           1998
                                                                            ----           ----
ASSETS
Cash and due from banks                                                 $  2,275,906    $ 2,773,195
Federal funds sold                                                         1,233,000      5,242,000
                                                                        ------------    -----------
    Cash and cash equivalents                                              3,508,906      8,015,195
Securities available for sale                                             13,029,850     10,559,019
Securities held to maturity (fair value June 30, 1999 - $3,803,905,
  December 31, 1998 - $3,328,403)                                          3,822,021      3,198,042
Loans, net                                                                44,219,546     37,271,773
Premises and equipment, net                                                  937,920        896,769
Other real estate owned and repossessions                                      3,727         59,682
Accrued interest receivable                                                  461,647        382,488
Other assets                                                                 557,038        356,638
                                                                        ------------    -----------

                                                                        $ 66,540,655    $60,739,606
                                                                        ============    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
    Noninterest-bearing                                                 $  8,548,590    $ 6,732,194
    Interest-bearing                                                      52,571,966     49,336,879
                                                                        ------------    -----------
       Total                                                              61,120,556     56,069,073
Accrued interest payable                                                     206,026        252,157
Other liabilities                                                            245,762        227,167
                                                                        ------------    -----------
    Total liabilities                                                     61,572,344     56,548,397

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  June 30, 1999 - 146,000 shares issued and outstanding,
  December 31, 1998 - 126,220 shares issued and outstanding                1,460,000      1,262,200
Additional paid-in capital                                                 2,652,709      2,006,927
Retained earnings                                                          1,060,038        887,700
Accumulated other comprehensive income                                      (204,436)        34,382
                                                                        ------------    -----------
    Total shareholders' equity                                             4,968,311      4,191,209
                                                                        ------------    -----------

                                                                        $ 66,540,655    $60,739,606
                                                                        ============    ===========

   See accompanying notes to the condensed consolidated financial statements

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                    Three Months Ended          Six Months Ended
                                                         June 30,                   June 30,
                                                         --------                   --------
                                                     1999         1998          1999          1998
                                                     ----         ----          ----          ----
INTEREST INCOME
    Loans, including fees                         $1,008,293   $  867,112   $1,876,907    $1,691,840
    Taxable securities                               201,724      115,527      353,250       224,021
    Nontaxable securities                             50,765       31,254       92,435        60,395
    Other                                             31,738       10,137       99,178        23,125
                                                  ----------   ----------   ----------    ----------
       Total interest income                       1,292,520    1,024,030    2,421,770     1,999,381

INTEREST EXPENSE
    Deposits                                         554,966      459,467    1,088,251       889,959
    Other borrowings                                    --          2,012           24         2,768
                                                  ----------   ----------   ----------    ----------
       Total interest expense                        554,966      461,479    1,088,275       892,727
                                                  ----------   ----------   ----------    ----------

NET INTEREST INCOME                                  737,554      562,551    1,333,495     1,106,654
Provision for loan losses                            120,000       79,000      152,000       117,000
                                                  ----------   ----------   ----------    ----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                        617,554      483,551    1,181,495       989,654

NONINTEREST INCOME
    Fees for customer services                        57,299       65,717      114,394       128,705
    Net gains on sales of securities available
      for sale                                          --           --         12,772          --
    Other                                             24,287       13,643       30,723        21,145
                                                  ----------   ----------   ----------    ----------
       Total noninterest income                       81,586       79,360      157,889       149,850

NONINTEREST EXPENSE
    Salaries and employee benefits                   249,966      198,744      491,225       388,833
    Occupancy                                         86,319       88,919      177,150       180,328
    Office supplies                                   29,238       23,260       49,398        42,779
    FDIC and state assessments                         4,747        4,180        9,469         8,303
    Professional fees                                 24,835       15,094       42,446        28,833
    Advertising and public relations                  12,900       12,304       19,988        23,257
    Taxes, other than income                          15,769       14,100       31,569        29,480
    Loss on other real estate owned and
      repossessions                                    7,000       10,000       26,000        17,000
    Credit card processing expense                     7,741       14,666       19,000        26,155
    Directors' fees                                   14,100       10,500       28,200        21,000
    Insurance                                          6,751        6,885       13,392        13,470
    Other                                             44,553       32,025      101,634        75,104
                                                  ----------   ----------   ----------    ----------
       Total noninterest expense                     503,919      430,677    1,009,471       854,542
                                                  ----------   ----------   ----------    ----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT  OF A CHANGE IN ACCOUNTING METHOD           195,221      132,234      329,913       284,962
Income tax expense                                    57,531       38,576       97,014        84,189
                                                  ----------   ----------   ----------    ----------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING METHOD                                  137,690       93,658      232,899       200,773
Cumulative effect on prior years of a change in
  accounting for start-up costs                         --           --        (24,061)         --
                                                  ----------   ----------   ----------    ----------

NET INCOME                                        $  137,690   $   93,658   $  208,838    $  200,773
                                                  ==========   ==========   ==========    ==========

--------------------------------------------------------------------------------

                                   (Continued)
                                                                              4.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months Ended        Six Months Ended
                                                        June 30,                June 30,
                                                        --------                --------
                                                    1999       1998         1999       1998
                                                    ----       ----         ----       ----
BASIC AND DILUTED EARNINGS PER SHARE:

    Before cumulative effect of a change in
      accounting method                           $    .98   $    .77    $   1.72    $   1.66

    Cumulative effect on prior years of a
      change in accounting for start-up costs         --         --          (.18)       --
                                                  --------   --------    --------    --------

BASIC AND DILUTED EARNINGS PER SHARE              $    .98   $    .77    $   1.54    $   1.66
                                                  ========   ========    ========    ========

Weighted average shares outstanding                140,392    121,200     135,218     121,200
                                                  ========   ========    ========    ========

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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                             Six Months Ended
                                                                                 June 30,
                                                                                 --------
                                                                            1999          1998
                                                                            ----          ----
Balance at beginning of period                                           $4,191,209    $3,562,815

Proceeds from sale of 19,780 shares of common stock,
  net of offering costs                                                     843,582          --

Cash dividends ($.25 per share in 1999 and $.25 per share in 1998)          (36,500)      (30,300)

Comprehensive income:
Net income                                                                  208,838       200,773
Change in net unrealized gain (loss) on securities available for sale,
  net of reclassification and tax effects                                  (238,818)        1,845
                                                                         ----------    ----------
    Total comprehensive income (loss)                                       (29,980)      202,618
                                                                         ----------    ----------

Balance at end of period                                                 $4,968,311    $3,735,133
                                                                         ==========    ==========

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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                        --------
                                                                                   1999           1998
                                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                  $    208,838    $   200,773
    Adjustments to reconcile net income to net cash from operating activities
       Net amortization of securities                                                 10,341         18,801
       Provision for loan losses                                                     152,000        117,000
       Depreciation and amortization                                                  61,892         59,016
       Net realized gains on sales of securities                                     (12,772)          --
       Federal Home Loan Bank stock dividends                                         (6,600)        (6,400)
       Loss on sale of premises and equipment                                            785           --
       Loss on other real estate owned and repossessions                              26,000         17,000
       Change in accrued interest receivable                                         (79,159)       (47,990)
       Change in accrued interest payable                                            (46,131)       (14,845)
       Change in other assets and other liabilities                                  (95,278)        40,510
                                                                                ------------    -----------
          Net cash from operating activities                                         219,916        383,865

CASH FLOWS FROM INVESTING ACTIVITIES
       Securities available for sale:
       Purchases                                                                  (5,100,493)    (2,053,442)
       Maturities, prepayments and calls                                           1,791,931      1,059,698
       Sales                                                                         487,188           --
    Securities held to maturity:
       Purchases                                                                    (626,250)      (227,185)
    Net change in interest-earning deposits in other banks                              --          199,000
    Loan originations and payments, net                                           (7,175,093)    (3,092,254)
    Proceeds from sale of other real estate owned and repossessions                  105,275        119,460
    Proceeds from sale of premises and equipment                                       4,000           --
    Purchases of premises and equipment                                             (107,828)       (14,783)
                                                                                ------------    -----------
       Net cash from investing activities                                        (10,621,270)    (4,009,486)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                         5,051,483      3,198,953
    Net proceeds from sale of stock                                                  843,582           --
                                                                                ------------    -----------
       Net cash from financing activities                                          5,895,065      3,198,953
                                                                                ------------    -----------

Net change in cash and cash equivalents                                           (4,506,289)      (426,668)

Cash and cash equivalents at beginning of period                                   8,015,195      3,726,486
                                                                                ------------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  3,508,906    $ 3,299,818
                                                                                ============    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                               $  1,134,406    $   907,572
    Income taxes paid                                                                135,000         60,000

SUPPLEMENTAL NONCASH DISCLOSURES:
    Transfers from loans to other real estate owned and repossessions           $     75,320    $   128,982

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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. ("OSB") at June 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of OSB for the year ended December 31, 1998, included in its 1998 Annual Report. Reference is made to the accounting policies of OSB described in the notes to consolidated financial statements contained in its 1998 Annual Report. OSB has consistently followed these policies in preparing this Form 10-QSB.

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

--------------------------------------------------------------------------------
                                  (Continued)
                                                                              8.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Corporation adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" effective January 1, 1999. It requires costs of start-up activities and organizational costs be expensed as incurred. As a result, the Corporation expensed, at January 1, 1999, the remaining unamortized organizational costs associated with the formation of the holding company in 1996. The amount is shown on the Statement of Income as a cumulative effect of a change in accounting method.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Accordingly, upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Corporation's financial statements.

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

--------------------------------------------------------------------------------
                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

Securities at June 30, 1999 and December 31, 1998 were as follows:

                                                         June 30, 1999
                                       ------------------------------------------------
                                                       Gross       Gross
                                        Amortized   Unrealized  Unrealized      Fair
                                           Cost        Gains      Losses        Value
                                           ----        -----      ------        -----
AVAILABLE FOR SALE
U.S. Treasury                          $ 1,447,955    $ 2,541    $    388   $ 1,450,108
U.S. government and federal agencies     5,287,154      2,304     126,701     5,162,757
Mortgage-backed                          6,361,652        513     188,020     6,174,145
                                       -----------    -------    --------   -----------
    Total debt securities               13,096,761      5,358     315,109    12,787,010
Other securities                           242,840       --          --         242,840
                                       -----------    -------    --------   -----------

       Total                           $13,339,601    $ 5,358    $315,109   $13,029,850
                                       ===========    =======    ========   ===========

HELD TO MATURITY
State and municipal                    $ 3,822,021    $51,809    $ 69,925   $ 3,803,905
                                       ===========    =======    ========   ===========

                                                      December 31, 1998
                                       ------------------------------------------------
                                                       Gross       Gross
                                        Amortized   Unrealized  Unrealized      Fair
                                           Cost        Gains      Losses        Value
                                           ----        -----      ------        -----

AVAILABLE FOR SALE
U.S. Treasury                          $ 1,447,568  $ 25,044    $     --    $ 1,472,612
U.S. government and federal agencies     2,505,097    13,053         295      2,517,855
Mortgage-backed                          6,318,020    43,127      28,835      6,332,312
                                       -----------  --------    --------    -----------
    Total debt securities               10,270,685    81,224      29,130     10,322,779
Other securities                           236,240      --          --          236,240
                                       -----------  --------    --------    -----------

       Total                           $10,506,925  $ 81,224    $ 29,130    $10,559,019
                                       ===========  ========    ========    ===========

HELD TO MATURITY
State and municipal                    $ 3,198,042  $130,361    $   --      $ 3,328,403
                                       ===========  ========    ========    ===========

No securities classified as available for sale were sold during the three months ended June 30, 1999. Proceeds from sales of securities classified as available for sale were $487,188 during the six months ended June 30, 1999. Gross gains of $12,772 were realized on the sales during the six months ending June 30, 1999. No securities classified as available for sale were sold during the three or six months ended June 30, 1998.

--------------------------------------------------------------------------------
                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of securities at June 30, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                              Available-for-Sale Securities   Held-to-Maturity Securities
                              -----------------------------   ---------------------------
                                 Amortized         Fair         Amortized         Fair
                                   Cost            Value          Cost            Value
                                   ----            -----          ----            -----
Due in one year or less        $ 1,051,015     $ 1,054,453     $     --       $     --
Due in one to five years         3,408,595       3,319,822           --             --
Due in five to ten years           277,061         267,963        959,626        983,462
Due after ten years              1,998,438       1,970,627      2,862,395      2,820,443
Mortgage-backed securities       6,361,652       6,174,145           --             --
Other securities                   242,840         242,840           --             --
                               -----------     -----------     ----------     ----------

                               $13,339,601     $13,029,850     $3,822,021     $3,803,905
                               ===========     ===========     ==========     ==========

Securities with a carrying value of approximately $4,670,000 at June 30, 1999 and $4,835,000 at December 31, 1998 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at June 30, 1999 and December 31, 1998 were as follows:

                                    June 30,        December 31,
                                      1999              1998
                                      ----              ----
     Commercial                    $14,314,421      $14,039,906
     Installment                    23,476,617       19,042,541
     Real estate                     5,730,007        3,548,885
     Credit card                       554,815          597,650
     Other                              33,191           27,583
                                   -----------      -----------
                                    44,109,051       37,256,565
     Net deferred loan costs           495,036          375,301
     Allowance for loan losses        (384,541)        (360,093)
                                   -----------      -----------

                                   $44,219,546      $37,271,773
                                   ===========      ===========

Activity in the allowance for loan losses for the six months ended June 30, 1999 and 1998 was as follows:

                                     1999            1998
                                     ----            ----
     Balance - January 1           $ 360,093      $ 311,095
     Loans charged-off              (197,230)      (139,908)
     Recoveries                       69,678         18,973
     Provision for loan losses       152,000        117,000
                                   ---------      ---------

     Balance - June 30             $ 384,541      $ 307,160
                                   =========      =========

--------------------------------------------------------------------------------
                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Impaired loans at June 30, 1999 and December 31, 1998 were as follows:

                                                                 June 30,   December 31,
                                                                   1999         1998
                                                                   ----         ----
Period-end loans with no allocated allowance for loan losses     $   --       $   --
Period-end loans with allocated allowance for loan losses         289,261      457,464
                                                                 --------     --------

    Total                                                        $289,261     $457,464
                                                                 ========     ========

Amount of the allowance allocated                                $ 28,926     $ 45,746
Loans past due over 90 days still on accrual                      385,156       72,810
Loans on nonaccrual                                               553,625      633,094

All impaired loans are also included in nonaccrual loans.

Impaired loans for the six months ended June 30, 1999 and 1998 were as follows:

                                                          1999          1998
                                                          ----          ----
 Average of impaired loans during the period            $416,767     $269,000
 Total interest income recognized during impairment       54,251         --
 Cash-basis interest income recognized                    54,251         --


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

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, consist primarily of variable rate commitments. The interest rates on these commitments ranged from 8.00% to 12.00% at June 30, 1999 and 7.25% to 10.50% at December 31, 1998. Outstanding commitments for credit card rates ranged from 12.00% to 17.90% as of June 30, 1999 and December 31, 1998. A summary of the contractual amounts of financial instruments with off-balance-sheet risk at June 30, 1999 and December 31, 1998 follows:

                                  June 30,      December 31,
                                    1999            1998
                                    ----            ----
Commitments to extend credit     $2,997,000     $2,156,000
Credit card arrangements          2,421,000      1,256,000
Letters of credit                      --           20,000

At June 30, 1999 and December 31, 1998, reserves of $438,000 and $425,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Included in cash and cash equivalents at June 30, 1999 and December 31, 1998 was approximately $2,269,000 and $6,999,000 on deposit with the Independent State Bank of Ohio.

At June 30, 1999 and December 31, 1998, the Bank had a line of credit enabling it to borrow up to $3,982,000 and $3,850,000 with the Federal Home Loan Bank of Cincinnati. No borrowings were outstanding on this line of credit as of June 30, 1999 or December 31, 1998. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

The Bank's branch facility is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. Total rental expense was $9,687 and $19,374 for the three and six months ended June 30, 1999 and $13,887 and $27,774 for the three and six months ended June 30, 1998.

--------------------------------------------------------------------------------
                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES
(Continued)

Rental commitments under these noncancelable operating leases are:

    Year ending June 30,

                2000                           $ 38,748
                2001                             38,748
                2002                             39,852
                2003                             40,685
                2004                             40,685
                Thereafter                      536,748
                                               --------
                                               $735,466
                                               ========

NOTE 5 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows for the three and six months ended June 30, 1999 and 1998:

                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                                     --------                   --------
                                                1999         1998           1999         1998
                                                ----         ----           ----         ----
Unrealized holding gains and losses on
  available for sale securities              $(244,414)     $(4,411)     $(349,073)     $ 2,795
Reclassification adjustments for (gains)
  and losses later recognized as income           --           --          (12,772)        --
                                             ---------      -------      ---------      -------
Net unrealized gains and losses               (244,414)      (4,411)      (361,845)       2,795
Tax effect                                      82,984        1,501        123,027         (950)
                                             ---------      -------      ---------      -------

Other comprehensive income (loss)            $(161,430)     $(2,910)     $(238,818)     $ 1,845
                                             =========      =======      =========      =======

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at June 30, 1999, compared to December 31, 1998, and the consolidated results of operations for the three and six months ended June 30, 1999, compared to the same periods in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

The Corporation has experienced 9.55% asset growth since December 31, 1998, as total assets increased $5,801,000 from $60,740,000 at December 31, 1998 to $66,541,000 at June 30, 1999. Maintaining a moderate growth rate while increasing the loan to deposit ratio continues to be the Corporation's primary operating strategy. However, consolidation of financial institutions in the Corporation's market area continues to bring new customers to the Bank.

Securities available for sale and securities held to maturity increased from $13,757,000 at December 31, 1998 to $16,852,000 at June 30, 1999, an increase of
$3,095,000, or 22.50%. The increase resulted primarily from using some excess liquidity that existed at December 31, 1998 and investing of funds received from the sale of the Corporation's common stock.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Net loans increased $6,948,000, or 18.64% during the period from December 31, 1998 to June 30, 1999. This growth was funded primarily by increases in deposit accounts. Commercial loans increased 1.96% from $14,040,000 on December 31, 1998 to $14,314,000 on June 30, 1999. Installment loans grew from $19,043,000 on December 31, 1998 to $23,477,000 on June 30, 1999, a 23.29% increase. Real estate loans increased $2,181,000, or 61.46% from December 31, 1998. The commercial loan growth was primarily due to local economic factors and the hiring of a new senior loan officer in the last quarter of 1998. The installment loan growth was due to obtaining an increased market share of the indirect automobile loan business in Marion. The real estate loan growth was primarily due to the hiring of a new loan officer that focuses on the real estate portfolio.

The allowance for loan losses decreased to 0.87% of loans as of June 30, 1999 compared to 0.97% at December 31, 1998. The decline occurred due to the increase of net charge-offs from the prior year six-month period and loan growth. The majority of loans charged-off during the six months ended June 30, 1999 were either installment or credit cards. $55,000 of the allowance at June 30, 1999 remains unallocated to any specific loan or loan category. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. To assist in achieving this result, the Board of Directors approved the hiring of a Loan Collection Officer. However, it may take a few quarters before improvement in net charge-offs is noted. Should charge-offs continue, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

Total deposits increased $5,051,000 or 9.01% from December 31, 1998 to June 30, 1999. The Corporation experienced increases in both noninterest-bearing and interest-bearing accounts. Interest-bearing deposits increased from $49,337,000 on December 31, 1998 to $52,572,000 on June 30, 1999. Noninterest-bearing deposits increased by $1,817,000, or 27.00% from December 31, 1998 to June 30, 1999. This increase was due to seasonal increases in commercial account balances and new account growth.

The loan and deposit growth that the Corporation has experienced during 1999 is a continuation of the events that occurred in the local market in 1998 resulting from financial institution consolidation. The Corporation continues to obtain several new loan and deposit customers despite spending less money on advertising and, in certain circumstances, being less interest rate competitive.

Common stock and additional paid-in capital increased $844,000 as the Corporation completed its $1.1 million stock offering during the second quarter of this year.


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

The Corporation's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes also affect net income.
--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net income for the six months ended June 30, 1999 was $209,000, or $8,000 more than the same period in 1998. The reason for the increase in earnings was primarily due to improved net interest income, partially offset by increases in the provision for loan losses, noninterest expense and the write-off of the remaining organization costs associated with the holding company formation to comply with new accounting guidance.

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $227,000 for the six months ended June 30, 1999 compared to the same period in 1998. The increase in net interest income is attributable to the Corporation's average earning assets increasing from $47,337,000 for the six months ended June 30, 1998 to $59,933,000 for the six months ended June 30, 1999.

Noninterest income increased $9,000, or 6.07% for the six months ended June 30, 1999 over the same period in the prior year. The increase over the prior period is primarily due to the gain from the sale of securities available for sale.

Noninterest expense was up $155,000, or 18.13% for the six months ended June 30, 1999 versus the six months ended June 30, 1998. Normal salary increases and the hiring of additional personnel, particularly in the loan department, costs associated with Year 2000 testing, increased losses on repossessed assets and litigation costs associated with problem loans were the major reasons for the increase in noninterest expense.


THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net income for the three months ended June 30, 1999 was $44,000, or 47.01% more than the same period in 1998. The reason for the increase in earnings was primarily due to an increase in net interest income, partially offset by an increase in the provision for loan losses and noninterest expense.

Net interest income increased by $175,000 for the three months ended June 30, 1999 compared to the same period in 1998. The increase in net interest income is attributable to the Corporation's average earning assets increasing from $47,384,000 for the three months ended June 30, 1998 to $61,439,000 for the three months ended June 30, 1999.

Noninterest income increased $2,000, or 2.80% for the three months ended June 30, 1999 over the same period in the prior year. The increase over the prior period is primarily due to an increase in other operating income.

Noninterest expense was up $73,000, or 17.01% for the three months ended June 30, 1999 versus the three months ended June 30, 1998. Normal salary increases and the hiring of additional personnel, particularly in the loan department, costs associated with Year 2000 testing and increased professional fees due to litigation on problem loans were the major reasons for the increase in noninterest expense.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

CAPITAL RESOURCES

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and regulators can lower classifications in certain ceases. Failure to meet various capital requirements can initiate regulatory action having a direct material affect on the operations of the Bank.

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

                                 Capital to risk-
                                  weighted assets
                                  ---------------            Tier 1 capital
                              Total             Tier 1      to average assets
                              -----             ------      -----------------
    Well capitalized           10%                6%               5%
    Adequately capitalized      8%                4%               4%
    Undercapitalized            6%                3%               3%

At June 30, 1999 and December 31, 1998, the actual capital ratios for the Bank were:

                                              June 30,     December 31,
                                                1999           1998
                                                ----           ----
   Total capital to risk-weighted assets        10.2%          10.7%
   Tier 1 capital to risk-weighted assets        9.4            9.8
   Tier 1 capital to average assets              6.8            7.1

At June 30, 1999 and December 31, 1998, the Bank was categorized as well capitalized. A $1.1 million stock offering began in late 1998 and was completed in the second quarter of 1999. The proceeds from the stock offering will be infused into the Bank as necessary to maintain the Bank's well-capitalized classification.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $3,509,000 at June 30, 1999 and $8,015,000 at December 31, 1998. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

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

The following systems were identified as "mission critical" by management. A description on the status of these systems is listed below.

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


EDS-MAC ATM CARD PROCESSING

ATM card transactions and point of sale card purchases are performed through the EDS-MAC network. EDS, like Equifax, is testing its network with Visa, Master Card and other ATM processors. Individual bank testing is scheduled for the first half of 1999. The Personal Computer System for ATM card maintenance has been upgraded to EDS specifications and testing was completed in May 1999.


BANK SECURITY SYSTEM

All security systems for the Bank have been certified Y2K compliant by the vendors from which the products have been purchased.


OTHER NONMISSION CRITICAL SYSTEMS

The Bank has used the same due diligence which was used on mission critical systems on all information technology systems used in the Bank. A new windows based teller system was installed in August 1998 to upgrade that area to Y2K compliance. All personal computers used by the Bank have been upgraded and tested to ensure they are Y2K compliant. All software products utilized in the Bank's daily operations have been certified Y2K compliant or replaced.


CUSTOMER EVALUATION AND NOTIFICATION

The Bank has reviewed all loans with balances of over $50,000 to assess whether those customers have any significant risk because of Y2K failure that would impact their ability to repay those loans. Two mailings have been sent to those customers with follow-up completed in June 1999. At this time, the Bank does not have any loan customers that they consider high risk for a Y2K related failure. The Bank has also been sending mailers to all deposit customers informing them of the Y2K risk and the steps that the Bank is taking to prepare us for Y2K. The Bank has detailed information in its lobbies regarding the overall status of the banking industry.


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


BUSINESS RESUMPTION CONTINGENCY PLAN

The Bank has completed its Business Resumption Contingency Plan and that plan has been approved by the FDIC. The Bank will continue to monitor the plan and make updates as necessary.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                           Quarter ended June 30, 1999
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1 -       Legal Proceedings:
               ------------------
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities and Use of Proceeds:
               ------------------------------------------
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               --------------------------------
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               ----------------------------------------------------
               On April 15, 1999, Ohio State Bancshares, Inc. held the Annual Meeting of Shareholders at which shareholders voted upon the election of four directors for a term expiring in 2002. The results of the voting on these matters were as follows:

                    Nominee                Votes for              Withheld
                    -------                ---------              --------
               Gary E. Pendleton             83,354                 144
               William H. Harris             83,354                 144
               Peter B. Miller               83,354                 144

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

Item 6 -       Exhibits and Reports on Form 8-K:
               ---------------------------------
               (a)    Exhibit 27 - Financial Data Schedule.

               (b) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (c) No current reports on Form 8-K were filed by the small business issuer during the quarter ended June 30, 1999.

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


                                           OHIO STATE BANCSHARES, INC.
                                           (Registrant)




Date:   August 6, 1999                     /s/ Gary E. Pendleton
     ----------------------                ---------------------
                                           (Signature)
                                           Gary E. Pendleton
                                           President and Chief Executive
                                           Officer




Date:   August 6, 1999                     /s/ William H. Harris
     ----------------------                ---------------------
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