Form 10QSB
period 1999-09-30
OHIO STATE BANCSHARES INC
filed 1999-11-12
CIK 919644

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended September 30, 1999


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
Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $10.00 par value                   146,000 common shares
                                                 outstanding at November 6, 1999

Transitional Small Business Disclosure Format (check one):
Yes          No   X
    -----       -----

                             OHIO STATE BANCSHARES, INC.
                                     FORM 10-QSB
                          QUARTER ENDED September 30, 1999

------------------------------------------------------------------------------------

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets ....................................   3

      Condensed Consolidated Statements of Income...............................   4

      Condensed Consolidated Statements of Changes in
        Shareholders' Equity ...................................................   6

      Condensed Consolidated Statements of Cash Flows ..........................   7

      Notes to the Condensed Consolidated Financial Statements .................   8


Item 2. Management's Discussion and Analysis....................................  15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................  22

Item 2.  Changes in Securities and Use of Proceeds..............................  22

Item 3.  Defaults Upon Senior Securities........................................  22

Item 4.  Submission of Matters to a Vote of Security Holders....................  22

Item 5.  Other Information......................................................  22

Item 6.  Exhibits and Reports on Form 8-K.......................................  22

SIGNATURES......................................................................  23

                             OHIO STATE BANCSHARES, INC.
            PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

-------------------------------------------------------------------------------------

                                                      September 30,      December 31,
                                                          1999               1998
                                                      -------------      ------------
ASSETS
Cash and due from banks                                $ 2,141,385       $ 2,773,195
Federal funds sold                                         353,000         5,242,000
                                                       -----------       -----------
   Cash and cash equivalents                             2,494,385         8,015,195
Securities available for sale                           11,988,412        10,559,019
Securities held to maturity (fair value September
  30, 1999 -  $3,720,539, December 31, 1998 -
  $3,328,403)                                            3,820,673         3,198,042
Loans, net                                              47,012,543        37,271,773
Premises and equipment, net                              1,050,645           896,769
Other real estate owned and repossessions                   21,856            59,682
Accrued interest receivable                                481,903           382,488
Other assets                                               562,372           356,638
                                                       -----------       -----------

                                                       $67,432,789       $60,739,606


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
   Noninterest-bearing                                 $ 7,670,042       $ 6,732,194
   Interest-bearing                                     52,699,474        49,336,879
                                                       -----------       -----------
     Total                                              60,369,516        56,069,073
Borrowed funds                                           1,500,000                --
Accrued interest payable                                   216,197           252,157
Other liabilities                                          276,917           227,167
                                                       -----------       -----------
   Total liabilities                                    62,362,630        56,548,397
                                                       ===========       ===========

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares
  authorized; September 30, 1999 - 146,000 shares
  issued and outstanding, December 31, 1998 -
  126,220 shares issued and outstanding                  1,460,000         1,262,200
Additional paid-in capital                               2,652,709         2,006,927
Retained earnings                                        1,224,597           887,700
Accumulated other comprehensive income                    (267,147)           34,382
                                                       -----------       -----------
   Total shareholders' equity                            5,070,159         4,191,209
                                                       -----------       -----------

                                                       $67,432,789       $60,739,606
                                                       ===========       ===========

-------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                                          OHIO STATE BANCSHARES, INC.
                          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                            -------------                  -------------
                                                         1999           1998           1999             1998
                                                         ----           ----           ----             ----
INTEREST INCOME
   Loans, including fees                              $1,054,490     $  888,617     $2,931,397       $2,580,457
   Taxable securities                                    204,043        120,258        557,293          344,279
   Nontaxable securities                                  51,373         37,464        143,808           97,859
   Other                                                   4,950         13,012        104,128           36,137
                                                      ----------     ----------     ----------       ----------
     Total interest income                             1,314,856      1,059,351      3,736,626        3,058,732

INTEREST EXPENSE
   Deposits                                              561,528        487,143      1,649,779        1,377,102
   Borrowed funds                                          5,184            253          5,208            3,021
                                                      ----------     ----------     ----------       ----------
     Total interest expense                              566,712        487,396      1,654,987        1,380,123
                                                      ----------     ----------     ----------       ----------
NET INTEREST INCOME                                      748,144        571,955      2,081,639        1,678,609
Provision for loan losses                                 70,000         40,000        222,000          157,000
                                                      ----------     ----------     ----------       ----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                            678,144        531,955      1,859,639        1,521,609

NONINTEREST INCOME
   Fees for customer services                             70,215         67,203        184,609          195,908
   Net gains on sales of securities available
     for sale                                                272             --         13,044               --
   Other                                                   5,092            538         35,815           21,683
                                                      ----------     ----------     ----------       ----------
     Total noninterest income                             75,579         67,741        233,468          217,591

NONINTEREST EXPENSE
   Salaries and employee benefits                        257,105        200,378        748,330          589,211
   Occupancy                                              94,542         90,168        271,692          270,496
   Office supplies                                        23,475         26,442         72,873           69,221
   FDIC and state assessments                              1,758          4,559         11,227           12,862
   Professional fees                                      18,880         14,220         61,326           43,053
   Advertising and public relations                        5,325         10,186         25,313           33,443
   Taxes, other than income                               15,750         14,100         47,319           43,580
   Loss on other real estate owned and
     repossessions                                         1,000          5,000         27,000           22,000
   Credit card processing expense                         24,817         13,666         43,817           39,821
   Directors' fees                                        14,100         14,100         42,300           35,100
   Insurance                                               6,951          6,681         20,343           20,151
   Other                                                  70,375         38,578        172,009          113,682
                                                      ----------     ----------     ----------       ----------
     Total noninterest expense                           534,078        438,078      1,543,549        1,292,620
                                                      ----------     ----------     ----------       ----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING METHOD                219,645        161,618        549,558          446,580
Income tax expense                                        55,086         48,862        152,100          133,051
                                                      ----------     ----------     ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING METHOD                                      164,559        112,756        397,458          313,529
Cumulative effect on prior years of a change in
  accounting for start-up costs                               --             --        (24,061)              --
                                                      ----------     ----------     ----------       ----------

NET INCOME                                            $  164,559     $  112,756     $  373,397       $  313,529
                                                      ==========     ==========     ==========       ==========

---------------------------------------------------------------------------------------------------------------

                                   (Continued)

                                       OHIO STATE BANCSHARES, INC.
                       PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                               (Unaudited)

---------------------------------------------------------------------------------------------------------

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                      -------------                   -------------
                                                  1999            1998            1999             1998
                                                  ----            ----            ----             ----
BASIC AND DILUTED EARNINGS PER SHARE:

   Before cumulative effect of a change in
     accounting method                           $  1.13         $   .93         $  2.86          $  2.59

   Cumulative effect on prior years of a
     change in accounting for start-up costs          --              --            (.17)              --
                                                 -------         -------         -------          -------

BASIC AND DILUTED EARNINGS PER SHARE             $  1.13         $   .93         $  2.69          $  2.59
                                                 =======         =======         =======          =======

Weighted average shares outstanding              146,000         121,200         138,852          121,200
                                                 =======         =======         =======          =======

---------------------------------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                            OHIO STATE BANCSHARES, INC.
            PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                              IN SHAREHOLDERS' EQUITY
                                    (Unaudited)

--------------------------------------------------------------------------------------

                                                              Nine Months Ended
                                                                September 30,
                                                                -------------
                                                            1999            1998
                                                            ----            ----
Balance at beginning of period                           $4,191,209      $3,562,815

Proceeds from sale of 19,780 shares of common stock,
  net of offering costs                                     843,582              --

Cash dividends ($.25 per share in 1999 and 1998)            (36,500)        (30,300)

Comprehensive income:
Net income                                                  373,397         313,529
Change in net unrealized gain (loss) on securities
  available for sale, net of reclassification and
  tax effects                                              (301,529)         31,524
                                                         ----------      ----------
   Total comprehensive income (loss)                         71,868         345,053
                                                         ----------      ----------

Balance at end of period                                 $5,070,159      $3,877,568
                                                         ===========     ==========
-----------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                                OHIO STATE BANCSHARES, INC.
                PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

-------------------------------------------------------------------------------------------

                                                                    Nine Months Ended
                                                                      September 30,
                                                                      -------------
                                                                  1999             1998
                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $    373,397      $   313,529
   Adjustments to reconcile net income to net cash from
    operating activities
     Net amortization of securities                                 17,783           27,880
     Provision for loan losses                                     222,000          157,000
     Depreciation and amortization                                 101,147           86,944
     Net realized gains on sales of securities                     (13,044)              --
     Federal Home Loan Bank stock dividends                        (10,000)          (9,700)
     Loss on sale of premises and equipment                            785               --
     Loss on other real estate owned and repossessions              27,000           22,000
     Change in accrued interest receivable                         (99,415)         (77,755)
     Change in accrued interest payable                            (35,960)          15,194
     Change in other assets and other liabilities                     (652)          32,166
                                                              ------------      -----------
        Net cash from operating activities                         583,041          567,258

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available for sale:
     Purchases                                                  (5,100,493)      (3,121,323)
     Maturities, prepayments and calls                           2,435,556        1,703,713
     Sales                                                         787,563               --
   Securities held to maturity:
     Purchases                                                    (626,250)        (944,293)
     Maturities, prepayments and calls                                  --          500,000
   Net change in interest-earning deposits in other banks               --          199,000
   Loan originations and payments, net                         (10,090,040)      (4,806,659)
   Proceeds from sale of other real estate owned and
    repossessions                                                  138,096          153,470
   Proceeds from sale of premises and equipment                      4,000               --
   Purchases of premises and equipment                            (259,808)         (71,097)
                                                              ------------      -----------
     Net cash from investing activities                        (12,711,376)      (6,387,189)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                        4,300,443        5,644,782
   Net change in borrowed funds                                  1,500,000               --
   Cash dividends paid                                             (36,500)         (30,300)
   Net proceeds from sale of stock                                 843,582               --
                                                              ------------      -----------
     Net cash from financing activities                          6,607,525        5,614,482
                                                              ------------      -----------

Net change in cash and cash equivalents                         (5,520,810)        (205,449)

Cash and cash equivalents at beginning of period                 8,015,195        3,726,486
                                                              ------------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  2,494,385      $ 3,521,037
                                                              ============      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                              $  1,690,947      $ 1,364,929
   Income taxes paid                                               150,000           60,000

SUPPLEMENTAL NONCASH DISCLOSURES:
   Transfers from loans to other real estate owned and
    repossessions                                             $    127,270      $   208,078

-------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at September 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 1998, included in its 1998 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 1998 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Accordingly, upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Corporation's financial statements.

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

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities at September 30, 1999 and December 31, 1998 were as follows:

                                                          September 30, 1999
                                         -----------------------------------------------------
                                                         Gross         Gross
                                          Amortized    Unrealized    Unrealized       Fair
                                            Cost         Gains         Losses         Value
                                            ----         -----         ------         -----
AVAILABLE FOR SALE
U.S. Treasury                            $   898,127     $ 1,358      $    295     $   899,190
U.S. government and federal agencies       5,283,567         535       171,918       5,112,184
Mortgage-backed                            5,965,245          --       234,447       5,730,798
                                         -----------     -------      --------     -----------
   Total debt securities                  12,146,939       1,893       406,660      11,742,172
Other securities                             246,240          --            --         246,240
                                         -----------     -------      --------     -----------

     Total                               $12,393,179     $ 1,893      $406,660     $11,988,412
                                         ===========     =======      ========     ===========

HELD TO MATURITY
State and municipal                      $ 3,820,673     $35,869      $136,003     $ 3,720,539
                                         ===========     =======      ========     ===========

                                                           December 31, 1998
                                         -----------------------------------------------------
                                                         Gross         Gross
                                          Amortized    Unrealized    Unrealized       Fair
                                            Cost         Gains         Losses         Value
                                            ----         -----         ------         -----
AVAILABLE FOR SALE
U.S. Treasury                            $ 1,447,568     $25,044      $     --     $ 1,472,612
U.S. government and federal agencies       2,505,097      13,053           295       2,517,855
Mortgage-backed                            6,318,020      43,127        28,835       6,332,312
                                         -----------     -------      --------     -----------
   Total debt securities                  10,270,685      81,224        29,130      10,322,779
Other securities                             236,240          --            --         236,240
                                         -----------     -------      --------     -----------

     Total                               $10,506,925     $81,224      $ 29,130     $10,559,019
                                         ===========     =======      ========     ===========

HELD TO MATURITY
State and municipal                      $ 3,198,042     $130,361     $     --     $ 3,328,403
                                         ===========     =======      ========     ===========

Proceeds from the sales of securities classified as available for sale were $300,375 during the three months ended September 30, 1999. Proceeds from sales of securities classified as available for sale were $787,563 during the nine months ended September 30, 1999. Gross gains of $272 and $13,044 were realized on the sales during the three and nine months ending September 30, 1999. No securities classified as available for sale were sold during the three or nine months ended September 30, 1998.

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

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of securities at September 30, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                                 Available-for-Sale Securities   Held-to-Maturity Securities
                                 -----------------------------   ---------------------------
                                   Amortized         Fair         Amortized         Fair
                                      Cost           Value           Cost           Value
                                      ----           -----           ----           -----
   Due in one year or less        $   500,655     $   501,190     $       --     $       --
   Due in one to five years         3,406,592       3,322,384             --             --
   Due in five to ten years           276,009         265,310        959,292        975,778
   Due after ten years              1,998,438       1,922,490      2,861,381      2,744,761
   Mortgage-backed securities       5,965,245       5,730,798             --             --
   Other securities                   246,240         246,240             --             --
                                  -----------     -----------     ----------     ----------

                                  $12,393,179     $11,988,412     $3,820,673     $3,720,539
                                  ===========     ===========     ==========     ==========

Securities with a carrying value of approximately $4,863,000 at September 30, 1999 and $4,835,000 at December 31, 1998 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at September 30, 1999 and December 31, 1998 were as follows:

                                                September 30,  December 31,
                                                    1999           1998
                                                    ----           ----
       Commercial                               $14,828,555    $14,039,906
       Installment                               24,924,849     19,042,541
       Real estate                                6,530,356      3,548,885
       Credit card                                  564,696        597,650
       Other                                         37,664         27,583
                                                -----------    -----------
                                                 46,886,120     37,256,565
       Net deferred loan costs                      537,774        375,301
       Allowance for loan losses                   (411,351)      (360,093)
                                                -----------    -----------

                                                $47,012,543    $37,271,773
                                                ===========    ===========

Activity in the allowance for loan losses for the nine months ended September 30, 1999 and 1998 was as follows:

                                                         1999         1998
                                                         ----         ----
       Balance - January 1                            $ 360,093    $ 311,095
       Loans charged-off                               (244,238)    (148,207)
       Recoveries                                        73,496       26,520
       Provision for loan losses                        222,000      157,000
                                                      ---------    ---------

       Balance - September 30                         $ 411,351    $ 346,408
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

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Impaired loans at September 30, 1999 and December 31, 1998 were as follows:

                                                     September 30,  December 31,
                                                         1999           1998
                                                         ----           ----
      Period-end loans with no allocated allowance
        for loan losses                                $     --       $     --
      Period-end loans with allocated allowance
        for loan losses                                      --        457,464
                                                       --------       --------

        Total                                          $     --       $457,464
                                                       ========       ========

      Amount of the allowance allocated                $     --       $ 45,746
      Loans past due over 90 days still on accrual      230,861         72,810
      Loans on nonaccrual                               311,188        633,094

Impaired loans are not on nonaccrual status as of September 30, 1999. Impaired loans are included in nonaccrual loans as of December 31, 1998.

Impaired loans for the nine months ended September 30, 1999 and 1998 were as follows:

                                                              1999         1998
                                                              ----         ----
       Average of impaired loans during the period          $320,664     $362,000
       Total interest income recognized during impairment     54,251         --
       Cash-basis interest income recognized                  54,251         --


NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

Various contingent liabilities are not reflected in the condensed consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the financial condition or results of operations.

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

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, consist primarily of variable rate commitments. The interest rates on these commitments ranged from 8.00% to 12.25% at September 30, 1999 and 7.25% to 10.50% at December 31, 1998. Outstanding commitments for credit card rates ranged from 12.00% to 17.90% as of September 30, 1999 and December 31, 1998. A summary of the contractual amounts of financial instruments with off-balance-sheet risk at September 30, 1999 and December 31, 1998 follows:

                                                     September 30,   December 31,
                                                         1999            1998
                                                         ----            ----
       Commitments to extend credit                   $3,818,700     $2,156,000
       Credit card arrangements                        2,445,035      1,256,000
       Letters of credit                                  30,000         20,000

At September 30, 1999 and December 31, 1998, reserves of $498,000 and $425,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Included in cash and cash equivalents at September 30, 1999 and December 31, 1998 was approximately $1,348,000 and $6,999,000 on deposit with the Independent State Bank of Ohio.

At September 30, 1999 and December 31, 1998, the Bank can borrow up to $4,050,000 and $3,850,000 with the Federal Home Loan Bank of Cincinnati. At September 30, 1999, $3,300,000 of the total amount available from the Federal Home Loan Bank of Cincinnati can be in Cash Management Advances, which have a maximum maturity of 90 days. All borrowings at September 30, 1999, which total $1,500,000, were Cash Management Advances. No borrowings were outstanding as of September 30, 1999 or December 31, 1998. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

The Bank's branch facility is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. Total rental expense was $9,687 and $29,061 for the three and nine months ended September 30, 1999 and $13,887 and $41,661 for the three and nine months ended September 30, 1998.

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

--------------------------------------------------------------------------------


NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES
(Continued)

Rental commitments under these noncancelable operating leases are:

      Year ending September 30,
                    2000                                  $ 38,748
                    2001                                    38,748
                    2002                                    40,336
                    2003                                    40,685
                    2004                                    40,685
                    Thereafter                             526,577
                                                          --------
                                                          $725,779
                                                          ========


NOTE 5 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows for the three and nine months ended September 30, 1999 and 1998:

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                                      -------------                -------------
                                                   1999          1998           1999          1998
                                                   ----          ----           ----          ----
    Unrealized holding gains and losses on
      available for sale securities              $(94,744)     $ 44,969      $(443,817)     $ 47,764
    Reclassification adjustments for (gains)
      and losses later recognized as income          (272)           --        (13,044)           --
                                                 --------      --------      ---------      --------
    Net unrealized gains and losses               (95,016)       44,969       (456,861)       47,764
    Tax effect                                     32,305       (15,290)       155,332       (16,240)
                                                 --------      --------      ---------      --------

    Other comprehensive income (loss)            $(62,711)     $ 29,679      $(301,530)     $ 31,524
                                                 ========      ========      =========      ========

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. ("Corporation") at September 30, 1999, compared to December 31, 1998, and the consolidated results of operations for the three and nine months ended September 30, 1999, compared to the same periods in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

When used in this Form 10-QSB or future filings by the Corporation with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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


FINANCIAL CONDITION

The Corporation has experienced 11.02% asset growth since December 31, 1998, as total assets increased $6,693,000 from $60,740,000 at December 31, 1998 to $67,433,000 at September 30, 1999. Maintaining a moderate growth rate while increasing the loan to deposit ratio continues to be the Corporation's primary operating strategy. However, consolidation of financial institutions in the Corporation's market area continues to bring new customers to the Bank.

Securities available for sale and securities held to maturity increased from $13,757,000 at December 31, 1998 to $15,809,000 at September 30, 1999, an
increase of $2,052,000, or 14.92%. The increase resulted primarily from using some excess liquidity that existed at December 31, 1998, and investing of funds received from the $1.1 million stock sale, which concluded in the second quarter of 1999.

Net loans increased $9,741,000, or 26.13% during the period from December 31, 1998 to September 30, 1999. This growth was funded primarily by increases in deposit accounts and borrowed funds, as well as utilizing the liquidity the Corporation had at December 31, 1998, in fed funds sold. Commercial loans

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


increased 5.62% from $14,040,000 on December 31, 1998 to $14,829,000 on
September 30, 1999. Installment loans grew from $19,043,000 on December 31, 1998 to $24,925,000 on September 30, 1999, a 30.89% increase. Real estate loans increased $2,981,000, or 84.01% from December 31, 1998. The commercial loan growth was primarily due to local economic factors and the hiring of a new senior loan officer in the last quarter of 1998. The installment loan growth was due to obtaining an increased market share of the indirect automobile loan business in Marion. The real estate loan growth was primarily due to the hiring of a new loan officer that focuses on the real estate portfolio.

The allowance for loan losses decreased to 0.90% of loans as of September 30, 1999 compared to 0.97% at December 31, 1998. The decline occurred due to the increase of net charge-offs from the prior year nine-month period and loan growth. The majority of loans charged-off during the nine months ended September 30, 1999 were either installment or credit cards. $42,000 of the allowance at September 30, 1999 remains unallocated to any specific loan or loan category. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. To assist in achieving this result, the Board of Directors approved the hiring of a Loan Collection Officer. However, it may take a few quarters before improvement in net charge-offs is noted. Should charge-offs continue, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

Total deposits increased $4,300,000 or 7.67% from December 31, 1998 to September 30, 1999. The Corporation experienced increases in both noninterest-bearing and interest-bearing accounts. Interest-bearing deposits increased from $49,337,000 on December 31, 1998 to $52,699,000 on September 30, 1999. Noninterest-bearing deposits increased by $938,000, or 13.93% from December 31, 1998 to September 30, 1999. This increase was due to seasonal increases in commercial account balances and new account growth.

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

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income for the nine months ended September 30, 1999 was $373,000, or $60,000 more than the same period in 1998. The reason for the increase in earnings was primarily due to improved net interest income, partially offset by increases in the provision for loan losses, noninterest expense and the write-off of the remaining organization costs associated with the holding company formation to comply with new accounting guidance.

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $403,000 for the nine months ended September 30, 1999 compared to the same period in 1998. The increase in net interest income is attributable to the Corporation's average earning assets increasing from $48,659,000 for the nine months ended September 30, 1998 to $61,056,000 for the nine months ended September 30, 1999.

Noninterest income increased $16,000, or 7.30% for the nine months ended September 30, 1999 over the same period in the prior year. The increase over the prior period is primarily due to a gain on sale of securities of $13,000 and an increase in service charge income for demand deposit accounts.

Noninterest expense was up $251,000, or 19.41% for the nine months ended September 30, 1999 versus the nine months ended September 30, 1998. Normal salary increases and the hiring of additional personnel, particularly in the loan department, costs associated with Year 2000 testing, increased losses on repossessed assets and litigation costs associated with problem loans were the major reasons for the increase in noninterest expense.


THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income for the three months ended September 30, 1999 was $52,000, or 45.94% more than the same period in 1998. The reason for the increase in earnings was primarily due to an increase in net interest income, partially offset by an increase in the provision for loan losses and noninterest expense.

Net interest income increased by $176,000 for the three months ended September 30, 1999 compared to the same period in 1998. The increase in net interest income is attributable to the Corporation's average earning assets increasing from $50,510,000 for the three months ended September 30, 1998 to $62,740,000 for the three months ended September 30, 1999.

Noninterest income increased $8,000, or 11.57% for the three months ended September 30, 1999 over the same period in the prior year. The increase over the prior period is primarily due to the same reasons as was previously discussed for the comparative nine-month periods.

Noninterest expense was up $96,000, or 21.91% for the three months ended September 30, 1999 versus the three months ended September 30, 1998. Normal salary increases and the hiring of additional personnel, particularly in the loan department, costs associated with Year 2000 testing and increased professional fees due to litigation on problem loans were the major reasons for the increase in noninterest expense.

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

The prompt corrective action regulations provide five classifications, including well-capitalized, adequately-capitalized, undercapitalized, significantly-undercapitalized and critically-undercapitalized, although these terms are not used to represent overall financial condition. If adequately-capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                            Capital to risk-
                                             weighted assets
                                             ---------------     Tier 1 capital
                                           Total        Tier 1  to average assets
                                           -----        ------  -----------------
       Well-capitalized                     10%           6%           5%
       Adequately-capitalized                8%           4%           4%
       Undercapitalized                      6%           3%           3%

At September 30, 1999 and December 31, 1998, the actual capital ratios for the Bank were:

                                                 September 30,    December 31,
                                                     1999             1998
                                                     ----             ----
       Total capital to risk-weighted assets         10.4%            10.7%
       Tier 1 capital to risk-weighted assets         9.5              9.8
       Tier 1 capital to average assets               7.3              7.1

At September 30, 1999 and December 31, 1998, the Bank was categorized as well-capitalized. A $1.1 million stock offering began in late 1998 and was completed in the second quarter of 1999. The proceeds from the stock offering will be infused into the Bank as necessary to maintain the Bank's well-capitalized classification.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $2,494,000 at September 30, 1999 and $8,015,000 at December 31, 1998. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

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

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                        Quarter ended September 30, 1999
                           PART II - OTHER INFORMATION

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

Item 6 -   Exhibits and Reports on Form 8-K:
           ---------------------------------
           (a)  Exhibit 27 - Financial Data Schedule.

           (b) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

           (c) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 1999.

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


                                          OHIO STATE BANCSHARES, INC.
                                          (Registrant)

Date: November 6, 1999                    /s/ Gary E. Pendleton
     ------------------                   ------------------------------------
                                          (Signature)
                                          Gary E. Pendleton
                                          President and Chief Executive
                                          Officer


Date: November 6, 1999                    /s/ William H. Harris
     ------------------                   ------------------------------------
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

--------------------------------------------------------------------------------
                                                                             24.