Form 10KSB40
period 1999-12-31
OHIO STATE BANCSHARES INC
filed 2000-03-29
CIK 919644

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ................... to ......................

                           Commission File No. 0-28648

                           OHIO STATE BANCSHARES, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

            OHIO                                       34-1816546
            ----                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for the year ended December 31, 1999 was: $5,380,900

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of February 23, 2000 based on the last trade price of $53.00 was $5,519,632.

At March 31, 2000, there were issued and outstanding 146,000 of the Issuer's Common Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Proxy Statement to be dated approximately March 31, 2000, are incorporated by reference into Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10. Executive Compensation; Item 11. Security Ownership of Certain Beneficial Owners and Management; and Item 12. Certain Relationships and Related Transactions, of Part III.

Transitional Small Business Disclosure Form (check one): Yes [ ]  No [X]

--------------------------------------------------------------------------------

                                      INDEX

                                   FORM 10-KSB

PART I
------

       ITEM 1.       Description of Business..................................................................    3

       ITEM 2.       Description of Property..................................................................    4

       ITEM 3.       Legal Proceedings........................................................................    4

       ITEM 4.       Submission of Matters to a Vote of Security Holders......................................    5

PART II
-------

       ITEM 5.       Market for Common Equity and Related Shareholder Matters.................................    5

       ITEM 6.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................................................    6

       ITEM 7.       Financial Statements.....................................................................   19

       ITEM 8.       Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure......................................................   38

PART III
--------

       ITEM 9.       Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act........................................   38

       ITEM 10.      Executive Compensation...................................................................   38

       ITEM 11.      Security Ownership of Certain Beneficial Owners and Management...........................   38

       ITEM 12.      Certain Relationships and Related Transactions...........................................   38

       ITEM 13.      Exhibits and Reports on Form 8-K.........................................................   39

SIGNATURES           .........................................................................................   40

EXHIBITS
--------

       EXHIBIT 3.1   Amended Articles of Incorporation of Ohio State Bancshares, Inc..........................   41

       EXHIBIT 3.2   Code of Regulations of Ohio State Bancshares, Inc........................................   50

       EXHIBIT 27    Financial Data Schedule..................................................................   58

       EXHIBIT 99    Safe Harbor Under Private Securities Litigation Reform Act of 1995.......................   60

--------------------------------------------------------------------------------

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS

At the annual shareholders' meeting held on April 13, 1995, The Marion Bank's ("Bank") shareholders approved a plan of reorganization whereby they would exchange their shares of Bank stock for the common stock of Ohio State Bancshares, Inc. ("OSB"), together referred to as the Corporation. OSB received approval from the Board of Governors of the Federal Reserve System during early 1996 and the reorganization was consummated on May 16, 1996. The principal business of OSB is presently to operate the Bank, which is a wholly owned subsidiary and its principal asset. OSB and the main office of the Bank are located at 111 South Main Street, Marion, Ohio 43302. The Corporation's telephone number is (740) 387-2265.

Although wholly owned by OSB, the Bank functions as an independent community bank. The Bank was chartered as an Ohio banking corporation on March 24, 1988 and commenced operations on August 23, 1988. The Bank offers a full range of commercial banking services, including commercial loans, real estate loans and various types of consumer loans; checking, savings and time deposits; money market accounts; travelers checks; pre-approved overdraft protection; safe deposit boxes and other customary nondeposit banking services. The Bank is an agent for Mastercard and Visa credit cards and is a merchant depository for cardholder sales drafts. At the present time, the Bank does not have a trust department, but can provide access to this service through correspondent banks. The Bank is a member of 24-hour automated teller networks. It also offers two lanes of drive-up banking services at each banking location.

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

SUPERVISION AND REGULATION

REGULATION OF THE CORPORATION: OSB is a registered bank holding company organized under the laws of the State of Ohio. As such, OSB is subject to the laws of the State of Ohio and is under the jurisdiction of the Securities Act of 1933, as amended, and various Securities and Exchange Commission rules and regulations relating to the offering and sale of its securities. The Corporation is also subject to regulation under the Bank Holding Company Act of 1956 as amended. The Federal Reserve Board regulates bank holding companies and may examine or inspect the books and records of OSB and the Bank.

RECENT LEGISLATION: On November 12, 1999, President Clinton signed the Graham-Leach-Bliley Act of 1999 (the "GLB Act"), which is intended to modernize the financial services industry. The GLB Act refines large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities will be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services.

--------------------------------------------------------------------------------

The GLB Act introduces the concept of functional regulation. Functional regulation mandates that the Board of Governors of the Federal Reserve System give deference to the Securities and Exchange Commission and relevant state securities and insurance authorities with respect to interpretations and enforcement of activities within their respective jurisdictions.

The GLB Act amends the Bank Holding Company Act of 1956 to allow bank holding companies to become certified as financial holding companies and participate in the new financial activities contemplated in the GLB Act. The Federal Reserve Board will serve as the umbrella regulator for financial holding companies while the financial holding company's separately regulated subsidiaries will be regulated by their primary functional regulators. In addition to meeting "well capitalized" and "well managed" standards, the GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions necessary in order for them to engage in new financial activities. Financial subsidiaries of banks may also be formed to engage in a new range of activities under the GLB Act.

The GLB Act provides a federal right to privacy of non-public personal information of individual customers. Federal regulatory agencies with primary supervisory authority over numerous financial institutions have responsibility for implementing this privacy provision and are currently in the process of adopting regulations. OSB and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

Given the fact that the legislation is new, the regulatory process is only beginning and numerous final regulations are still forthcoming, we cannot predict the impact that the GLB Act will have on the Corporation at this time.

REGULATION OF THE BANK: The Bank is chartered in the State of Ohio and regulated by the Ohio Department of Commerce, Division of Financial Institutions. Further, the Bank's depositors are insured by the Federal Deposit Insurance Corporation. These regulatory agencies have the authority to examine the books and records of the Bank, and the Bank is subject to their rules and regulations.

EMPLOYEES

As of December 31, 1999, the Bank employed 26 full-time and 7 part-time employees.

ITEM 2 - DESCRIPTION OF PROPERTY

The Bank's main office is located in downtown Marion, Ohio. The Bank opened a full service branch at 220 Richland Road, Marion, Ohio in December 1996. The branch provides a full range of financial services including two drive-through lanes, a full service ATM machine and night deposit capabilities. The branch expanded the Bank into the eastern part of Marion to better serve its existing customers in that area. The Bank owns all premises related to its main office and leases its branch under an operating lease. All such premises are suitable for their intended use. Management believes all properties are in excellent condition and are adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

Corporation management is aware of no pending or threatened litigation in which the Corporation faces potential loss or exposure which will materially affect the consolidated financial statements or involves a claim for damages exceeding ten percent of the assets of the Corporation.

--------------------------------------------------------------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Corporation's December 31, 1999 fiscal year end.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of the Corporation trades infrequently and is not traded on any established securities market. Parties interested in buying or selling the Corporation's stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI).

For 1999 and 1998, bid and ask quotations were obtained from CBI which makes a limited market in the Corporation's stock. The quotations are inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

       1999                  Low Bid           High Bid              Low Ask             High Ask
       ----                  -------           --------              -------             --------
     1st Qtr.              $     45.00      $      45.00        $       47.00         $      47.00
     2nd Qtr.                    45.00             47.00                47.00                49.00
     3rd Qtr.                    49.00             49.00                51.00                51.00
     4th Qtr.                    49.00             51.00                51.00                53.00

       1998
       ----

     1st Qtr.              $     37.00      $      39.00        $       39.00         $      41.00
     2nd Qtr.                    39.00             39.00                41.00                41.00
     3rd Qtr.                    41.00             43.00                43.00                45.00
     4th Qtr.                    43.00             45.00                45.00                47.00

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation's stock, these prices may not reflect the prices at which the stock would trade in an active market.

The Corporation has 500,000 authorized and 146,000 outstanding shares of common stock held by approximately 506 shareholders as of December 31, 1999. The Corporation paid cash dividends of $0.25 per share in June and December of 1999 and $0.25 per share in June and December of 1998, resulting in a total amount of $0.50 per share in 1999 and 1998.

The Corporation filed a Registration Statement in 1998 with the Securities and Exchange Commission to sell 24,800 shares of the Corporation's stock at $47.00 per share, including underwriting commissions of $2.00 per share. Shareholders with preemptive rights could purchase the stock at $45.00. The Corporation received approximately $1,069,000 in net proceeds after deducting the offering expenses from the sale of stock. As of December 31, 1999, the Corporation had sold and issued all 24,800 shares relating to the stock offering.

--------------------------------------------------------------------------------

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following pages, management presents an analysis of Ohio State Bancshares, Inc.'s financial condition and results of operations as of and for the year ended December 31, 1999 as compared to the prior year. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

RESULTS OF OPERATIONS

Net income for the Corporation was $436,000 in 1999, or $11,000 more than the $425,000 earned in 1998. The reason for the increase in earnings for 1999 was primarily due to an increase in total net interest income of $534,000 partially offset by an increase in noninterest expense of $319,000 and provision for loan losses of $216,000. The increase in noninterest expense was primarily due to increased personnel expenses, professional fees and loan collection expenses. The increase in the provision for loan losses was due to loan growth combined with higher net charge-offs. The yield earned on the average assets of the Corporation decreased from 8.48% for the year ended December 31, 1998, to 8.26% for the year ended December 31, 1999. During the same period, the average cost of interest-bearing liabilities decreased by 19 basis points from 4.45% to 4.26%.

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

--------------------------------------------------------------------------------

Net interest income increased $534,000 from 1998 to 1999. The net interest margin, which is net interest income divided by average earning assets, decreased 5 basis points from 4.69% for 1998 to 4.64% for 1999. The margin decrease was the result of a declining net interest spread of 4.03% for 1998 compared to 4.00% for 1999.

Total interest income increased $896,000 despite the yield on earning assets decreasing from 8.48% in 1998 to 8.26% in 1999. Loan demand continued to be strong for the first part of 1999 and then leveled off and was the primary reason for the increase in total interest income. Interest and fees on loans increased $537,000 for the year-end 1999 compared to the year-end 1998, due to an increase in the average balances of loans of $6,811,000 during the period. This 18.29% increase in average loan volume more than offset the decrease in the average loan yield from 9.38% in 1998 to 9.15% in 1999. Interest on taxable securities increased $258,000 and interest on nontaxable securities increased $60,000 in 1999. Increases in both the average balances and yields of securities contributed to the higher interest income levels.

Total interest expense increased $361,000 in 1999. Average interest-bearing liabilities increased by $10,429,000. However, the rate paid on interest-bearing liabilities decreased by 19 basis points for 1999 compared to 1998. The primary reason for the decrease in the rate paid on interest-bearing liabilities was due to time deposits. The average rate paid on time deposits decreased from 5.69% in 1998 to 5.33% in 1999. Average time deposit balances decreased to 55.99% of average interest-bearing liabilities in 1999, compared to 60.44% in 1998.

The following tables further illustrate the impact on net interest income from changes in average balances and yields of the Corporation's assets and liabilities.

--------------------------------------------------------------------------------

            AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME FOR THE YEARS ENDED DECEMBER 31,
            -------------------------------------------------------------------------------------------
                                       (in thousands except percentages)

                                                           1999                                  1998
                                             --------------------------------      --------------------------------
                                                          Average    Interest                   Average   Interest
                                               Average   Yield or     Earned        Average    Yield or    Earned
                                               Balance   Rate Paid    or Paid       Balance    Rate Paid   or Paid
                                               -------   ---------    -------       -------    ---------   -------
ASSETS:
INTEREST-EARNING ASSETS:
    Interest-earning deposits                $      --        --%    $     --      $      41      6.72%   $       3
    Federal funds sold                           2,312      4.96          115          1,407      5.05           71
    Taxable securities                          12,021      6.08          744          8,549      5.70          486
    Nontaxable securities                        3,654      6.92          253          2,595      6.59          174
    Loans                                       44,047      9.15        4,029         37,236      9.38        3,492
                                             ---------               --------      ---------              ---------
TOTAL INTEREST-EARNING ASSETS                   62,034      8.26        5,141         49,828      8.48        4,226
                                             ---------               --------      ---------              ---------
NONINTEREST-EARNING ASSETS:
    Cash and due from
      financial institutions                     2,172                                 2,300
    Premises and equipment, net                    984                                   835
    Other real estate owned
      and repossessions                             23                                    42
    Accrued interest and other assets            1,289                                   489
    Less:  Allowance for loan losses              (377)                                 (309)
                                             ---------                             ---------
TOTAL NONINTEREST-EARNING ASSETS                 4,091                                 3,357
                                             ---------                             ---------

TOTAL ASSETS                                 $  66,125                             $  53,185
                                             =========                             =========


LIABILITIES AND SHAREHOLDERS EQUITY:
INTEREST-BEARING LIABILITIES:
    Demand deposits                          $  12,691      2.79          354      $   7,408      2.02          150
    Savings deposits                            10,223      2.97          303          9,346      2.95          276
    Time deposits:
       Under $100,000                           20,929      5.36        1,121         17,802      5.69        1,013
       $100,000 and over                         8,692      5.25          457          7,872      5.69          448
    Other borrowings                               370      4.35           16             48      6.28            3
                                             ---------               --------      ---------              ---------
TOTAL INTEREST-BEARING LIABILITIES              52,905      4.26        2,251         42,476      4.45        1,890
                                             ---------               --------      ---------              ---------
NONINTEREST-BEARING LIABILITIES:
    Demand deposits                              7,939                                 6,453
    Accrued interest payable
      and other liabilities                        533                                   448
                                             ---------                             ---------
    TOTAL NONINTEREST-BEARING LIABILITIES        8,472                                 6,901
                                             ---------                             ---------

TOTAL LIABILITIES                               61,377                                49,377

TOTAL SHAREHOLDERS' EQUITY                       4,748                                 3,808
                                             ---------                             ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $  66,125                             $  53,185
                                             =========                             =========

    NET INTEREST INCOME                                              $  2,890                             $   2,336
                                                                     ========                             =========
    NET INTEREST SPREAD                                     4.00%                                 4.03%
                                                          ======                                  ====
    NET YIELD ON INTEREST
      EARNING ASSETS                                        4.64%                                 4.69%
                                                          ======                                  ====

--------------------------------------------------------------------------------

Yields and amounts earned on loans include loan costs, net of loan fees and late charges of $21,548 for the year ended December 31, 1999, and $36,674 for the year ended December 31, 1998. Nonaccruing loans are included in the daily average loan amounts outstanding. Yields on nontaxable securities have been computed on a fully tax equivalent basis using a 34% tax rate. The historical amortized cost average balance of $12,236,000 for 1999 and $8,537,000 for 1998 was used to calculate yields for taxable securities. The average balance for securities represents the carrying value of securities. The net yield on interest-earning assets was computed by dividing net interest income by total interest-earning assets without the market value adjustment related to available-for-sale securities.

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

INTEREST RATES AND INTEREST DIFFERENTIAL

                                                   1999 Compared to 1998                 1998 Compared to 1997
                                                    Increase/(Decrease)                   Increase/(Decrease)
                                                    -------------------                   -------------------
                                                                         (In thousands)

                                                          Change      Change                     Change     Change
                                               Total      due to      due to          Total      due to     due to
                                              Change      Volume       Rate          Change      Volume      Rate
                                              ------      ------       ----          ------      ------      ----
Interest-earning deposits                  $     (3)   $     (3)   $     --         $  (21)    $    (24)   $      3
Federal funds sold                               44          45          (1)            45           46          (1)
Taxable securities                              258         223          35            (14)          (1)        (13)
Nontaxable securities (1)                        79          73           6             32           38          (6)
Loans (2)                                       537         625         (88)           501          595         (94)
                                           --------    --------    --------         ------     --------    --------
        Total interest income                   915         963         (48)           543          654        (111)
                                           --------    --------    --------         ------     --------    --------

Demand deposits                                 204         133          71             40           32           8
Savings deposits                                 27          26           1             25           21           4
Time deposits <$100,000                         108         170         (62)            93          122         (29)
Time deposits >$100,000                           9          45         (36)           121          116           5
              -
Other borrowings                                 13          14          (1)           (35)         (37)          2
                                           --------    --------    --------         ------     --------    --------
        Total interest expense                  361         388         (27)           244          254         (10)
                                           --------    --------    --------         ------     --------    --------

Net interest income                        $    554    $    575    $    (21)        $  299     $    400    $   (101)
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

--------------------------------------------------------------------------------

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses that management considers adequate to provide for probable credit losses in the loan portfolio. A grading system is utilized for the commercial loan portfolio. The Loan Review Committee of the Board reviews, on a quarterly basis, the status of all credit relationships of $100,000 or more excluding residential mortgages and assigns or reassigns judgmental grades based on a mathematical system. The grades indicate the risk level of the loans to the Corporation and loss allowances are, in part, established from this analysis. Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet the debt service requirements. Often this is associated with a delay or shortfall in payments of 60 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, consumer automobile, home equity and credit card loans with balances less than $300,000. The Corporation evaluates the remaining loan portfolio and establishes loss allowances based on historical loan loss data, which the Corporation has been accumulating since its inception, as well as anticipated credit losses. At year-end 1999, the allowance had a balance of $506,542, or 1.03% of total loans, compared to $360,093, or 0.96% of total loans, at year-end 1998. The provision for loan losses was $446,000 for the year ended December 31, 1999 compared to $230,000 for the year ended December 31, 1998. The increase was a result of growth of the loan portfolio which was 30.07% for the year combined with an increase in net charge-offs to $300,000 from $181,000 in 1998.

All loans charged-off during the year-ended December 31, 1999 were either installment, commercial or credit cards, with the majority of the installment charge-offs being related to indirect auto lending. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. To assist in reducing charge-offs, the Corporation has hired a loan collection officer. However, it may take several months before improvement is noted. In addition, management's goal is to increase other loan categories and become less dependent on indirect auto loans to grow the loan portfolio and diversify the risk of the portfolio. Should charge-offs continue, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

The following table sets forth the amount of loans that were on nonaccrual status, were past due 90 days or more (in payment of interest or principal), or were impaired.

                                                  Nonaccrual, Past Due and Impaired Loans at December 31,
                                                  -------------------------------------------------------
                                                                      1999            1998
                                                                      ----            ----
                                                                          (In thousands)
Nonaccrual loans not included in impaired loans                  $        228     $        176
Loans past due 90 days or more,
  excluding nonaccrual loan                                               172               73
Impaired loans (all also on nonaccrual)                                    --              457
                                                                 ------------     ------------

Total                                                            $        400     $        706
                                                                 ============     ============

The Corporation's policy for placing loans on nonaccrual status is that the Corporation will not accrue interest income on loans (other than consumer loans) which are contractually past due as to principal or interest by 90 days, unless collection is assured.

The following chart presents only those watchlist loans at December 31, 1999, which are not reported above as nonaccrual, delinquent or impaired. Watchlist loans include the majority of loans 90 days or more delinquent, all commercial loans with an internal loan grade of E (substandard) or less, and all nonaccrual loans unless the loans are well secured or in the process of collection. Additionally, loan

--------------------------------------------------------------------------------
officers may request a loan be added to the watchlist if they suspect repayment problems may arise and feel the need for frequent reviews.

         Type of Loan:                             Number of Loans                            Watchlist Amount
         -------------                             ---------------                            ----------------
         Installment                                    15                                      $     97,534
         Commercial                                      5                                           163,849
                                                      ----                                      ------------
                                                        20                                      $    261,383
                                                      ====                                      ============

The following table shows activity in the allowance for loan losses and pertinent ratios during the years indicated.

                                                                                      1999             1998
                                                                                      ----             ----
                                                                                         (in thousands)
                  Allowance for loan losses:
                  Balance at beginning of period                                  $       360     $        311
                  Loans charged-off:
                        Commercial                                                        (23)              --
                        Real estate                                                        --               --
                        Installment                                                      (345)            (241)
                                                                                  -----------     ------------
                           Total loans charged-off:                                      (368)            (241)
                                                                                  -----------     ------------
                  Recoveries of loans previously charged-off:
                        Commercial                                                         --                1
                        Real estate                                                        --               --
                        Installment                                                        68               59
                                                                                  -----------     ------------
                           Total loan recoveries                                           68               60
                                                                                  -----------     ------------

                  Net loans charged-off                                                  (300)            (181)
                  Provision for loan losses                                               447              230
                                                                                  -----------     ------------

                  Balance at end of period                                        $       507     $        360
                                                                                  ===========     ============

Ratios:

Net loans charged-off to average loans                                                   0.68%            0.49%
Net loans charged-off to total loans at end of period                                    0.61             0.48
Allowance for loan losses to average loans                                               1.15             0.97
Allowance for loan losses to total loans at end of period                                1.03             0.96
Net loans charged-off to allowance for loan losses at end of period                     59.24            50.27
Net loans charged-off to provision for loan losses                                      67.20            78.70
Allowance for loan losses to nonperforming loans (1)                                   126.67            51.01

(1) Nonperforming loans consist of loans on nonaccrual, loans past due 90 days or more and still accruing interest, and impaired loans.

--------------------------------------------------------------------------------

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan.

                                                            Percentage of                          Percentage of
                                                            Loans in Each                          Loans in Each
                                           Allowance         Category to         Allowance          Category to
                                            Amount           Total Loans          Amount            Total Loans
                                            ------           -----------          ------            -----------
                                               December 31, 1999                      December 31, 1998
                                               -----------------                      -----------------
Commercial                              $      27,786           30.73%        $       63,162           37.68%
Real Estate                                     6,035           15.58                  2,839            9.53
Installment                                   323,157           52.23                225,778           51.11
Credit Cards                                   14,152            1.41                 11,639            1.60
Other                                              --            0.05                     --            0.08
Unallocated                                   135,412              N/A                56,675             N/A
                                        -------------        ---------        --------------       ---------

Total Allocation                        $     506,542          100.00%        $      360,093          100.00%
                                        =============        ========         ==============       =========


NONINTEREST INCOME

Noninterest income increased from $294,000 in 1998 to $298,000 in 1999, a 1.36% increase. Noninterest income consists of fees on deposits and checking accounts, fees on other services and gains resulting from the sale of loans or securities. The increase over prior year is primarily due to gains from the sales of securities available for sale.

NONINTEREST EXPENSE

These expenses are broken into three major categories that include personnel expense, occupancy expense and other operating expenses. Noninterest expense to total assets increased from 2.91% in 1998 to 3.02% in 1999. Personnel expense increased $196,000, or 24.48% from 1998 to 1999, as a result of normal salary increases and the hiring of additional personnel. Occupancy expenses increased from $360,000 in 1998 to $371,000 in 1999, a 3.04% increase. This was due primarily to repairs made at the Bank's main office. All other operating expenses increased 18.50% from $605,000 in 1998 to $717,000 in 1999 largely due to increased loan collection expenses and professional fees.

FINANCIAL CONDITION

TOTAL ASSETS

Total assets grew from $60,740,000 on December 31, 1998 to $69,107,000 on December 31, 1999, a 13.78% increase. The Corporation experienced strong growth during 1999 primarily due to changes in the local market conditions resulting from consolidation of financial institutions. The Corporation has obtained several new loan and deposit customers despite spending less money on advertising and, in certain circumstances, being less interest rate competitive.

LOANS

Total net loans increased 30.07% from $37,272,000 on December 31, 1998 to $48,478,000 on December 31, 1999. Installment loans increased 32.83% from $19,043,000 in 1998 to $25,294,000 in 1999. Commercial loans increased from $14,040,000 on December 31, 1998 to $14,881,000 on December 31, 1999, a 5.99%
increase during the period. Real estate loans increased 112.57% from $3,549,000 at December 31, 1998 to

--------------------------------------------------------------------------------

$7,544,000 at December 31, 1999. The installment loan growth was due to obtaining an increased market share of the indirect automobile loan business in Marion, as well as strong demand in the local market. Commercial loan growth was primarily due to local economic factors and the hiring of a new senior loan officer in the last quarter of 1998. The real estate loan growth was primarily due to the hiring of a new loan officer that focused on the real estate portfolio.

The Corporation's loan portfolio consists primarily of commercial, consumer loans (loans to individuals for household, family and other personal expenses) and real estate loans. These categories accounted for approximately 31%, 52%, and 16% of the Corporation's total loan portfolio on December 31, 1999. The Corporation's present policy regarding diversity in the loan portfolio is based on local economic conditions, competitive forces, supply of funds and indicators in order to optimize income. However, management intends to rely less on indirect auto loans in the future and increase the commercial and real estate portfolios as a result of the charge-offs experienced in consumer lending.

With certain exceptions, the Bank is permitted under applicable law to make loans to individual borrowers in aggregate amounts of up to 15% of the Bank's total capital. As of December 31, 1999, the lending limit for the Bank was approximately $702,000. The Bank sells participations in its loans where necessary to stay within legal lending limits.

The following is a schedule of contractual maturities of fixed and variable rate loans, rounded to the nearest thousand, as of December 31, 1999.

                                                      One              One
                                                     Year            Through       After Five
                                                    or Less        Five Years         Years            Total
                                                    -------        ----------         -----            -----
REAL ESTATE
   Fixed Rate                                    $         45    $        430     $         42    $        517
   Variable Rate                                           25             472            6,530           7,027
                                                 ------------    ------------     ------------    ------------
   Total Real Estate                                       70             902            6,572           7,544

COMMERCIAL
   Fixed Rate                                           3,177           2,360            1,285           6,822
   Variable Rate                                          180             495            7,384           8,059
                                                 ------------    ------------     ------------    ------------
   Total Commercial                                     3,357           2,855            8,669          14,881

INSTALLMENT
   Fixed Rate                                             460          21,686            2,600          24,746
   Variable Rate                                            2             421              124             547
                                                 ------------    ------------     ------------    ------------
   Total Installment                                      462          22,107            2,724          25,293

CREDIT CARDS
   Fixed Rate                                              --              --               --              --
   Variable Rate                                          684              --               --             684
                                                 ------------    ------------     ------------    ------------
   Total Credit Card                                      684              --               --             684

OTHER
   Fixed Rate                                              --              --               --              --
   Variable Rate                                           28              --               --              28
                                                 ------------    ------------     ------------    ------------
   Total Other                                             28              --               --              28
                                                 ------------    ------------     ------------    ------------

TOTAL ALL LOANS                                  $      4,601    $     25,864     $     17,965    $     48,430
                                                 ============    ============     ============    ============

   FIXED RATE                                    $      3,682    $     24,476     $      3,927    $     32,085
   VARIABLE                                               919           1,388           14,038          16,345

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

The Corporation's policy is to stagger the maturities of its securities to meet the overall liquidity requirements of the Corporation. The Corporation has classified the majority of its securities portfolio as available for sale to provide flexibility should funding be required for loan demand or deposit withdrawals.

Securities available for sale and securities held to maturity increased from $13,757,000 at December 31, 1998 to $15,372,000 at December 31, 1999, an
increase of $1,615,000, or 11.74%. The increase resulted primarily from using some excess liquidity that existed at December 31, 1998, and investing of funds received from the $1.1 million stock sale, which concluded in the second quarter of 1999.

United States Government securities may be pledged to meet security requirements imposed as a condition to receive public funds. At December 31, 1999, the Corporation had $6,496,000 pledged to secure public deposits compared to $4,835,000 on December 31, 1998. The Corporation has no securities of an "issuer" where the aggregate carrying value of such securities exceeds ten percent of shareholders' equity.

The following tables summarize the amounts and distribution of the Corporation's securities held and the weighted average yields as of December 31, 1999 and 1998.

                                                        1999                                     1998
                                       -----------------------------------       ----------------------------------
                                        Amortized        Fair       Average      Amortized       Fair       Average
                                          Cost           Value       Yield         Cost          Value       Yield
                                          ----           -----       -----         ----          -----       -----
AVAILABLE FOR SALE                                                (Dollars in thousands)
U.S. TREASURY
    Less than one year                 $      300    $      298       5.60%      $     551     $      555     5.93%
    Over 1 year through 5 years               598           596       5.85             897            918     5.62
                                       ----------    ----------                  ---------     ----------
       TOTAL U.S. TREASURY                    898           894       5.77           1,448          1,473     5.74

U.S. GOVERNMENT AND
  FEDERAL AGENCIES:
    Less than one year                        500           500       6.00             500            500     4.95
    Over 1 year through 5 years             2,781         2,662       5.17           2,005          2,018     6.04
    Over 10 years                           1,999         1,873       7.14              --             --       --
                                       ----------    ----------                  ---------     ----------
    TOTAL U.S. GOVERNMENT AND
      FEDERAL AGENCIES                      5,280         5,035       5.99           2,505          2,518     5.82

MORTGAGE-BACKED SECURITIES                  5,650         5,374       6.56           6,318          6,332     6.52
OTHER SECURITIES                              250           250       5.72             236            236     6.64
                                       ----------    ----------                  ---------     ----------

TOTAL SECURITIES
  AVAILABLE FOR SALE                   $   12,078    $   11,553       6.23%      $  10,507     $   10,559     6.25%
                                       ==========    ==========                  =========     ==========

HELD TO MATURITY
STATES AND MUNICIPALS
    Over 5 year through 10 years       $    1,094    $    1,097       5.23%      $     960     $    1,013     5.53%
    Over 10 years                           2,725         2,558       5.54           2,238          2,315     5.39
                                       ----------    ----------                  ---------     ----------

       TOTAL HELD TO MATURITY          $    3,819    $    3,655       5.45%      $   3,198     $    3,328     5.43%
                                       ==========    ==========                  =========     ==========

--------------------------------------------------------------------------------

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

FUNDING

Deposits are the Corporation's primary source of funds. The Corporation can obtain additional funds when needed through the overnight purchase of federal funds or obtaining advances from the Federal Home Loan Bank to meet occasional declines in deposits, to satisfy cash reserve requirements, or for other short-term liquidity needs. At times, when the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, it increases its investment in securities, sells federal funds to other financial institutions or places funds in short-term certificates of deposit with other financial institutions. The distribution of the Corporation's deposits in terms of maturity and applicable interest rates is a primary determinant of the Corporation's cost of funds and the relative stability of its supply of funds. Most accounts are not subject to interest rate limitations and, therefore, tend to reflect current market rates of interest available to depositors at a given time. At December 31, 1999, the aggregate amount of time, savings and interest-bearing demand deposits was 87.70% of total deposits. The Corporation does not have any foreign deposits, nor does it have any material concentration of deposits.

Total deposits increased from $56,069,000 on December 31, 1998 to $62,731,000 on December 31, 1999, a 11.88% increase. The major reason for this substantial increase in deposits was due to the consolidation of financial institutions in the Corporation's market area that resulted in many new customers opening deposits at the Bank. This occurred despite spending less money on advertising during 1999 and, in certain instances, being less interest-rate competitive on products. Noninterest-bearing demand accounts increased from $6,732,000 on December 31, 1998 to $7,718,000 on December 31, 1999. Interest-bearing demand deposits increased $1,796,000, or 15.05%, from $11,931,000 at year-end 1998 to $13,727,000 at year-end 1999. Savings account balances increased 4.69% from $9,606,000 on December 31, 1998 to $10,056,000 on December 31, 1999.
Certificates of deposit increased from $27,800,000 at the end of 1998 to $31,229,000 at the end of 1999, a 12.34% increase.

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

--------------------------------------------------------------------------------

The following table presents the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are scheduled to reprice or mature in each of the indicated time periods. Except as noted, the amount of assets and liabilities that reprice or mature during a particular period were calculated in relation to the actual contractual terms of the asset or liability. The table, however, does not necessarily indicate the impact of general interest rate changes on the Corporation's net interest income in part because the repricing of certain categories of assets and liabilities is subject to competition and other factors beyond the control of the Corporation. Because of this limitation, certain assets and liabilities depicted as maturing or repricing within a specific period may in fact mature or reprice at other times and at different volumes.

Interest Rate Sensitivity Gap as of December 31, 1999 (in thousands)

                                                                            One             Over
                                               0-3          3-12          Through           Five
                                             Months        Months       Five Years          Years          Total
                                             ------        ------       ----------          -----          -----
Assets
     Loans (1) (4)                       $       900    $     3,701     $    25,864    $    17,965      $    48,430
     Securities (1)                               --            798           3,258         11,316           15,372
     Federal funds sold                          876             --              --             --              876
                                         -----------    -----------     -----------    -----------      -----------

Rate sensitive assets (RSA)                    1,776          4,499          29,122         29,281           64,678

Liabilities
     Interest-bearing demand (2)              13,727             --              --             --           13,727
     Savings (2)                              10,056             --              --             --           10,056
     Time deposits                             6,761         17,326           7,034            108           31,229
     FHLB borrowings                           1,000             --              --             --            1,000
                                         -----------    -----------     -----------    -----------      -----------

Rate sensitive liabilities (RSL)              31,544         17,326           7,034            108           56,012
                                         -----------    -----------     -----------    -----------      -----------

Period GAP (3)                           $   (29,768)   $   (12,827)    $    22,088    $    29,173      $     8,666
                                         ===========    ===========     ===========    ===========      ===========

Cumulative GAP                           $   (29,768)   $   (42,595)    $   (20,507)   $     8,666
                                         ===========    ===========     ===========    ===========

Percentage of RSA                             (46.02)%       (65.86)%        (31.71)%        13.40%
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

(4) Loans are presented gross and do not include net deferred loan costs and the allowance for loan losses.


CAPITAL RESOURCES

Shareholders' equity totaled $5,017,000 on December 31, 1999 compared to $4,191,000 on December 31, 1998. At December 31, 1999 and December 31, 1998, the ratio of shareholders' equity to assets was 7.26% and 6.90%.

--------------------------------------------------------------------------------

The Corporation filed a Registration Statement with the Securities and Exchange Commission to sell 24,800 shares of the Corporation's stock at $47.00 per share, including underwriting commissions of $2.00 per share. Shareholders with preemptive rights could purchase the stock at $45.00. The Corporation received approximately $1,069,000 in net proceeds after deducting the offering expenses from the sale of stock. As of December 31, 1999, the Corporation had sold and issued all 24,800 shares relating to the stock offering.

Under "Prompt Corrective Action" regulations, the FDIC has defined five categories of capitalization (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically under capitalized). The Bank meets the "well capitalized" definition which requires a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, and a leverage ratio of at least 5%. However, the Bank entered into a Memorandum of Understanding ("MOU") with the Ohio Division of Financial Institutions and Federal Deposit Insurance Corporation on February 10, 2000. The MOU imposes certain restrictions which are more fully discussed in Note 12 to the Consolidated Financial Statements.

Management recognizes the importance of complying with the provisions of the above mentioned MOU. As management's focus turns towards internal matters, such as internal controls and asset quality, growth may slow down as compared to the past few years. Additionally, it is probable that operating expenses will increase in 2000 due to professional fees and the addition of full-time staff to assist with this matter.

LIQUIDITY

Liquidity management focuses on the Corporation's ability to have funds available to meet the loan and depository transaction needs of its customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits the Corporation maintains at other banks, federal funds sold and other short-term investments) totaled $3,132,000 at year-end 1999 and $8,015,000 at year-end 1998. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale, access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati, and agreements with correspondent banks for buying and selling Federal Funds. The fair value of securities classified as available for sale was $11,553,000 and $10,559,000 as of December 31, 1999 and December 31, 1998.

An additional measure of liquidity is the amount of loans carried in relation to total deposits. Lower ratios can indicate greater liquidity. Management's goal is to maintain a loan to deposit ratio of approximately 75%, or great enough to maximize the earnings potential of the Corporation while maintaining adequate liquidity levels. The Corporation's loan to deposit ratio on December 31, 1999 was 77.28%, up from 66.47% on December 31, 1998. For a detailed analysis of Corporation's sources and uses of cash, refer to the Consolidated Statements of Cash Flows.

IMPACT OF INFLATION

The Corporation's balance sheet is typical of financial institutions and reflects a net positive monetary position whereby monetary assets exceed monetary liabilities. Monetary assets and liabilities are those which can be converted to a fixed number of dollars and include cash assets, securities, loans, money market instruments, deposits and borrowed funds.

During periods of inflation, a net positive monetary position may result in an overall decline in purchasing power of an entity. No clear evidence exists of a relationship between the purchasing power of an entity's net positive monetary position and its future earnings. Moreover, the Corporation's ability to preserve the purchasing power of its net positive monetary position will be partly influenced by the effectiveness of its asset/liability management program. Management does not believe that the affect of

--------------------------------------------------------------------------------
inflation on its nonmonetary assets (primarily bank premises and equipment) is material as such assets are not held for resale and significant disposals are not anticipated.

YEAR 2000

The Corporation experienced no problems in their computer application systems, nor has management been made aware of any system problems of the Corporation's major customers and vendors, related to Year 2000 issues. In addition, the Corporation did not experience unusual deposit withdrawals related to the Year 2000. In 1999, the Corporation's expenditures for the Year 2000 issues totaled $10,200. The Corporation does not anticipate any additional significant expenses in regards to Year 2000 issues.

ANTICIPATED IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Corporation's financial statements.

--------------------------------------------------------------------------------

ITEM 7 - FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Ohio State Bancshares, Inc.
Marion, Ohio

We have audited the accompanying consolidated balance sheets of Ohio State Bancshares, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ohio State Bancshares, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                     Crowe, Chizek and Company LLP

Columbus, Ohio
January 28, 2000, except for
Note 12, as to which the date is February 10, 2000

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                       1999                1998
                                                                                       ----                ----
ASSETS
Cash and due from financial institutions                                        $     2,255,869    $      2,773,195
Federal funds sold                                                                      876,000           5,242,000
                                                                                ---------------    ----------------
     Cash and cash equivalents                                                        3,131,869           8,015,195
Securities available for sale                                                        11,552,953          10,559,019
Securities held to maturity (fair value 1999 - $3,654,914;
  1998 - $3,328,403)                                                                  3,819,444           3,198,042
Loans, net                                                                           48,478,479          37,271,773
Premises and equipment, net                                                           1,076,551             896,769
Other real estate owned and repossessions                                                10,756              59,682
Accrued interest receivable                                                             450,021             382,488
Other assets                                                                            586,692             356,638
                                                                                ---------------    ----------------

                                                                                $    69,106,765    $     60,739,606
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
     Noninterest-bearing                                                        $     7,718,439    $      6,732,194
     Interest-bearing                                                                55,012,757          49,336,879
                                                                                ---------------    ----------------
         Total                                                                       62,731,196          56,069,073
Federal Home Loan Bank borrowings                                                     1,000,000                  --
Accrued interest payable                                                                255,532             252,157
Other liabilities                                                                       102,742             227,167
                                                                                ---------------    ----------------
         Total liabilities                                                           64,089,470          56,548,397

Shareholders' equity
Common stock, $10.00 par value, 500,000 shares authorized;
  1999 - 146,000 shares issued and outstanding,
  1998 - 126,220 shares issued and outstanding                                        1,460,000           1,262,200
Additional paid-in capital                                                            2,652,709           2,006,927
Retained earnings                                                                     1,250,970             887,700
Accumulated other comprehensive income (loss)                                          (346,384)             34,382
                                                                                ---------------    ----------------
         Total shareholders' equity                                                   5,017,295           4,191,209
                                                                                ---------------    ----------------

                                                                                $    69,106,765    $     60,739,606
                                                                                ===============    ================

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                        1999               1998
                                                                                        ----               ----
INTEREST INCOME
     Loans, including fees                                                        $    4,029,344    $     3,492,030
     Taxable securities                                                                  743,818            486,372
     Nontaxable securities                                                               195,300            135,318
     Federal funds sold                                                                  114,585             71,060
     Certificates of deposit                                                                  --              2,762
                                                                                  --------------    ---------------
        Total interest income                                                          5,083,047          4,187,542

INTEREST EXPENSE
     Deposits                                                                          2,235,507          1,887,304
     Other borrowings                                                                     16,078              3,021
                                                                                  --------------    ---------------
        Total interest expense                                                         2,251,585          1,890,325
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                    2,831,462          2,297,217

Provision for loan losses                                                                446,500            230,000
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    2,384,962          2,067,217

NONINTEREST INCOME
     Fees for customer services                                                          247,353            268,073
     Net gains on sales of securities available for sale                                  13,044                 --
     Other                                                                                37,456             25,664
                                                                                  --------------    ---------------
        Total noninterest income                                                         297,853            293,737
NONINTEREST EXPENSE
     Salaries and employee benefits                                                      995,856            800,027
     Occupancy                                                                           371,446            360,499
     Office supplies                                                                     101,964             93,370
     FDIC and state assessments                                                           20,149             17,431
     Professional fees                                                                    76,213             56,297
     Advertising and public relations                                                     33,858             46,161
     Taxes, other than income                                                             63,069             57,680
     Loss on other real estate owned and repossessions                                    27,000             47,000
     Credit card processing                                                               56,822             51,115
     Director fees                                                                        56,400             49,200
     Insurance                                                                            26,903             26,718
     Other                                                                               254,704            160,146
                                                                                  --------------    ---------------
        Total noninterest expense                                                      2,084,384          1,765,644
                                                                                  --------------    ---------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING METHOD                                                                      598,431            595,310

Income tax expense                                                                       138,100            170,088
                                                                                  --------------    ---------------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD                         460,331            425,222

Cumulative effect on prior years of a change in accounting for start-up costs            (24,061)                --
                                                                                  --------------    ---------------

NET INCOME                                                                        $      436,270    $       425,222
                                                                                  ==============    ===============

BASIC AND DILUTED EARNINGS PER SHARE:
     Before cumulative effect of a change in accounting method                    $         3.27    $          3.51
     Cumulative effect on prior years of a change in accounting for
        start-up costs                                                                      (.17)                --
                                                                                  --------------    ---------------

BASIC AND DILUTED EARNINGS PER SHARE                                              $         3.10    $          3.51
                                                                                  ==============    ===============

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED                                   140,799            121,242
                                                                                  ==============    ===============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                     Accumulated
                                                     Additional                         Other              Total
                                   Common              Paid-in        Retained      Comprehensive      Shareholders'
                                    Stock              Capital        Earnings      Income (Loss)         Equity
                                    -----              -------        --------      -------------         ------
Balance, January 1, 1998      $    1,212,000     $    1,831,227    $     523,078    $     (3,490)   $     3,562,815

Comprehensive income:
    Net income                                                           425,222                            425,222
    Change in net unrealized
      gain (loss) on securities
      available for sale, net of
      reclassification and tax
      effects                                                                             37,872             37,872
                                                                                                    ---------------
      Total comprehensive
         income                                                                                             463,094

Proceeds from sale of 5,020
  shares of common stock              50,200            175,700                                             225,900

Cash dividends declared
  ($0.50 per share)                                                      (60,600)                           (60,600)
                              --------------     --------------    -------------    ------------    ---------------

Balance, December 31,
  1998                             1,262,200          2,006,927          887,700          34,382          4,191,209

Comprehensive income:
    Net income                                                           436,270                            436,270
    Change in net unrealized
      gain (loss) on securities
      available for sale, net of
      reclassification and tax
      effects                                                                           (380,766)          (380,766)
                                                                                                    ---------------
      Total comprehensive
         income                                                                                              55,504

Proceeds from sale of 19,780
  shares of common stock,
  net of offering costs              197,800            645,782                                             843,582

Cash dividends declared
  ($0.50 per share)                                                      (73,000)                           (73,000)
                              --------------     --------------    -------------    ------------    ---------------

Balance, December 31,
  1999                        $    1,460,000     $    2,652,709    $   1,250,970    $   (346,384)   $     5,017,295
                              ==============     ==============    =============    ============    ===============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                          1999              1998
                                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $      436,270    $       425,222
     Adjustment to reconcile net income to net cash from
       operating activities:
         Depreciation and amortization                                                   142,310            118,540
         Net amortization of securities                                                   24,197             32,710
         Provision for loan losses                                                       446,500            230,000
         Deferred taxes                                                                   71,053             33,260
         Net gains on sales of securities available for sale                             (13,044)                --
         Loss on sale of premises and equipment                                              785                 --
         Loss on other real estate owned and repossessions                                27,000             47,000
         FHLB stock dividends                                                            (13,700)           (13,100)
         Net changes in
              Deferred loan costs                                                       (179,829)           (97,534)
              Interest receivable                                                        (67,533)           (40,527)
              Interest payable                                                             3,375             33,917
              Other assets and liabilities                                              (229,380)           (42,285)
                                                                                  --------------    ---------------
         Net cash from operating activities                                              648,004            727,203

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Sales                                                                           787,563                 --
         Maturities, prepayments and calls                                             2,749,473          2,337,212
         Purchases                                                                    (5,100,493)        (5,503,568)
     Securities held to maturity
         Maturities, prepayments and calls                                                    --            725,000
         Purchases                                                                      (626,250)        (1,269,293)
     Net change in interest-earning deposits in other banks                                   --            199,000
     Loan originations and payments, net                                             (11,637,747)        (3,284,718)
     Additions to premises and equipment                                                (326,877)          (178,122)
     Proceeds from sale of premises and equipment                                          4,000                 --
     Proceeds from sale of other real estate owned and repossessions                     186,296            210,345
                                                                                  --------------    ---------------
         Net cash from investing activities                                          (13,964,035)        (6,764,144)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net changes in deposits                                                           6,662,123         10,160,350
     Net changes in short-term FHLB advances                                           1,000,000                 --
     Cash dividends paid                                                                 (73,000)           (60,600)
     Proceeds from sale of stock, net of offering costs                                  843,582            225,900
                                                                                  --------------    ---------------
         Net cash from financing activities                                            8,432,705         10,325,650
                                                                                  --------------    ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (4,883,326)         4,288,709
BEGINNING CASH AND CASH EQUIVALENTS                                                    8,015,195          3,726,486
                                                                                  --------------    ---------------

ENDING CASH AND CASH EQUIVALENTS                                                  $    3,131,869    $     8,015,195
                                                                                  ==============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                $    2,248,210    $     1,856,408
     Income taxes paid                                                                   175,000             72,000
SUPPLEMENTAL NONCASH DISCLOSURES:
     Transfers from loans to other real estate owned and repossessions            $      164,370    $       298,429

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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

Nature of Operations: The Corporation provides financial services through its main and branch office in Marion, Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. The Corporation is primarily organized to operate in the banking industry. Substantially all revenues and services are derived from banking products and services in Marion County and contiguous counties. Accordingly, the Corporation's operations are considered by management to be aggregated in one reportable operating segment.

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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as FHLB stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of net deferred loan costs and the allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 60 days. Payments received on such loans are reported as principal reductions.

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amounts for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restrictions on Cash: The Corporation was required to have $432,000 and $425,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 1999 and 1998. These balances do not earn interest.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of shareholders' equity.

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

New Accounting Pronouncements: The Corporation adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" effective January 1, 1999. It requires costs of start-up activities and organizational costs be expensed as incurred. As a result, the Corporation expensed, at January 1, 1999, the remaining unamortized organizational costs associated with the formation of the holding company in 1996. The amount is shown on the Statement of Income as a cumulative effect of a change in accounting method.

Reclassifications: Certain reclassifications have been made to the 1998 financial statements to be comparable to the 1999 presentation.


NOTE 2 - SECURITIES

Year-end securities are as follows.

                                                                              1999
                                               ---------------------------------------------------------------
                                                                      Gross           Gross
                                                  Amortized        Unrealized      Unrealized         Fair
                                                    Cost              Gains          Losses           Value
                                                    ----              -----          ------           -----
AVAILABLE FOR SALE
     U.S. Treasury                             $      898,475    $        261     $    (4,579)   $     894,157
     U.S. government and federal
       agencies                                     5,279,823              --        (244,788)       5,035,035
     Mortgage-backed                                5,649,539              --        (275,718)       5,373,821
                                               --------------    ------------     -----------    -------------
        Total debt securities                      11,827,837             261        (525,085)      11,303,013
     Other securities                                 249,940              --              --          249,940
                                               --------------    ------------     -----------    -------------

        Total                                  $   12,077,777    $        261     $  (525,085)   $  11,552,953
                                               ==============    ============     ===========    =============

HELD TO MATURITY
     State and municipal                       $    3,819,444    $     19,882     $  (184,412)   $   3,654,914
                                               ==============    ============     ===========    =============

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                                              1998
                                               ---------------------------------------------------------------
                                                                      Gross           Gross
                                                  Amortized        Unrealized      Unrealized         Fair
                                                    Cost              Gains          Losses           Value
                                                    ----              -----          ------           -----
AVAILABLE FOR SALE
     U.S. Treasury                             $    1,447,568    $     25,044     $        --    $   1,472,612
     U.S. government and federal
       agencies                                     2,505,097          13,053            (295)       2,517,855
     Mortgage-backed                                6,318,020          43,127         (28,835)       6,332,312
                                               --------------    ------------     -----------    -------------
        Total debt securities                      10,270,685          81,224         (29,130)      10,322,779
     Other securities                                 236,240              --              --          236,240
                                               --------------    ------------     -----------    -------------

        Total                                  $   10,506,925    $     81,224     $   (29,130)   $  10,559,019
                                               ==============    ============     ===========    =============

HELD TO MATURITY
     State and municipal                       $    3,198,042    $    130,361     $        --    $   3,328,403
                                               ==============    ============     ===========    =============

Proceeds from the sales of securities available for sale during 1999 were $787,563. Gross gains of $13,044 were realized on the sales. No sales of securities occurred in 1998.

Contractual maturities of securities at year-end 1999 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                           Available for sale                        Held to Maturity
                                           ------------------                        ----------------
                                        Amortized          Fair                  Amortized         Fair
                                          Cost             Value                   Cost            Value
                                          ----             -----                   ----            -----
Due in one year or less             $      800,141   $      798,299          $          --     $          --
Due from one to five years               3,379,693        3,257,763                     --                --
Due from five to ten years                      --               --              1,093,983         1,097,374
Due after ten years                      1,998,464        1,873,130              2,725,461         2,557,540
Mortgage-backed                          5,649,539        5,373,821                     --                --
Other securities                           249,940          249,940                     --                --
                                     -------------    -------------          -------------     -------------

                                    $   12,077,777   $   11,552,953          $   3,819,444     $   3,654,914
                                    ==============   ==============          =============     =============

Securities with carrying values of $6,496,000 and $4,835,000 at December 31, 1999 and 1998 were pledged to secure public deposits and for other purposes.

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 3 - LOANS

  Year-end loans were as follows.

                                                                            1999                1998
                                                                            ----                ----
         Commercial                                                    $    14,880,924    $     14,039,906
         Installment                                                        25,293,544          19,042,541
         Real estate                                                         7,543,953           3,548,885
         Credit card                                                           683,629             597,650
         Other                                                                  27,841              27,583
                                                                       ---------------    ----------------
                                                                            48,429,891          37,256,565
         Net deferred loan costs                                               555,130             375,301
         Allowance for loan losses                                            (506,542)           (360,093)
                                                                       ---------------    ----------------

                                                                       $    48,478,479    $     37,271,773
                                                                       ===============    ================

Activity in the allowance for loan losses was as follows.

                                                                            1999                1998
                                                                            ----                ----
         Beginning balance                                             $       360,093    $        311,095
         Loans charged-off                                                    (367,631)           (240,942)
         Recoveries of previous charge-offs                                     67,580              59,940
         Provision for loan losses                                             446,500             230,000
                                                                       ---------------    ----------------

         Ending balance                                                $       506,542    $        360,093
                                                                       ===============    ================

Impaired loans were as follows.

                                                                            1999                1998
                                                                            ----                ----
         Year-end loans with no allocated allowance
           for loan losses                                             $            --    $             --
         Year-end loans with allocated allowance
           for loan losses                                                          --             457,464
                                                                       ---------------    ----------------

              Total                                                    $            --    $        457,464
                                                                       ===============    ================

         Amount of the allowance allocated                             $            --    $         45,746

         Average of impaired loans during the year                     $       229,095    $        409,540
         Interest income recognized during impairment                           54,251              36,728
         Cash-basis interest income recognized                                  54,251              36,728

Nonperforming loans were as follows.

         Loans past due over 90 days still on accrual                  $       172,052    $         72,810
         Loans on nonaccrual                                                   227,851             633,094

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
NOTE 3 - LOANS (Continued)

All impaired loans were also included in nonaccrual loans at December 31, 1998. Nonperforming loans include smaller balance homogeneous loans such as residential real estate, installment and credit card loans, that are collectively evaluated for impairment.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

                                                                               1999               1998
                                                                               ----               ----
     Land                                                              $       115,875    $        115,875
     Premises                                                                  445,384             442,064
     Equipment                                                               1,049,552           1,462,981
     Building and leasehold improvements                                       169,485             130,455
                                                                       ---------------    ----------------
         Total cost                                                          1,780,296           2,151,375
     Less accumulated depreciation                                            (703,745)         (1,254,606)
                                                                       ---------------    ----------------

                                                                       $     1,076,551    $        896,769
                                                                       ===============    ================

The Bank's branch facility is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years of the lease, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. The Corporation also leased space for one of its automated teller machines under an operating lease. This lease expired November 1, 1998, and was not renewed. Total rental expense was $38,748 in 1999 and $52,748 in 1998.

Rental commitments for the Bank's branch facility noncancelable operating lease were as follows.

                           2000                                        $        38,748
                           2001                                                 38,883
                           2002                                                 40,685
                           2003                                                 40,685
                           2004                                                 40,685
                           Thereafter                                          516,406
                                                                       ---------------

                                                                       $       716,092
                                                                       ===============

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 5 - DEPOSITS

Year-end interest-bearing deposits were as follows.

                                                                               1999               1998
                                                                               ----               ----
         Demand                                                        $    13,727,482    $     11,931,417
         Savings                                                            10,056,178           9,605,660
         Time:
              In denominations under $100,000                               20,847,132          18,730,867
              In denominations of $100,000 or more                          10,381,965           9,068,935
                                                                       ---------------    ----------------

         Total interest-bearing deposits                               $    55,012,757    $     49,336,879
                                                                       ===============    ================

Scheduled maturities of time deposits were as follows.

                           2000                                          $   24,086,614
                           2001                                               5,003,843
                           2002                                               1,953,042
                           2003                                                  72,320
                           2004                                                   5,351
                           Thereafter                                           107,927
                                                                         --------------

                                                                         $   31,229,097
                                                                         ==============

Year-end stated maturities of certificates of deposit of $100,000 or more were as follows.

                                                                                1999              1998
                                                                                ----              ----
         Three months or less                                            $    2,430,717     $    1,306,557
         Three through six months                                             3,774,116          3,689,750
         Six through twelve months                                            3,705,572          2,326,759
         Over twelve months                                                     471,560          1,745,869
                                                                         --------------     --------------

                                                                         $   10,381,965     $    9,068,935
                                                                         ==============     ==============

NOTE 6 - BORROWINGS

Federal funds purchased and a line of credit from the Federal Home Loan Bank of Cincinnati are financing arrangements used by the Corporation. Information concerning borrowings was as follows.

                                                                                1999              1998
                                                                                ----              ----
     Maximum month-end balance during the year                           $    1,500,000     $      809,000
     Average balance during the year                                            370,019             48,121
     Average interest rate during the year                                         4.35%              6.28%

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 6 - BORROWINGS (Continued)

The Corporation's maximum line of credit with the Federal Home Loan Bank was $4,196,000 and $3,916,000 at December 31, 1999 and 1998. Borrowings of
$1,000,000 with an interest rate of 6.03%, which matures on January 14, 2000, were outstanding at December 31, 1999. No borrowings were outstanding at December 31, 1998. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

NOTE 7 - EMPLOYEE BENEFITS

The Corporation provides a profit sharing plan that covers substantially all employees. Eligible employees may contribute up to 15% of their compensation subject to a maximum statutory limitation. The Corporation matches 50% of all employee contributions not to exceed 8% of the participant's base compensation. In addition, the Corporation may make an additional discretionary contribution allocated to all eligible participants based on compensation. Contributions by the Corporation were $16,900 and $15,800 for the years ended December 31, 1999 and 1998.

NOTE 8 - INCOME TAXES

Income tax expense was as follows.

                                                                                   1999            1998
                                                                                   ----            ----
         Current                                                             $     67,047     $    136,828
         Deferred                                                                  71,053           33,260
                                                                             ------------     ------------

                                                                             $    138,100     $    170,088
                                                                             ============     ============

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following.

                                                                                  1999            1998
                                                                                  ----            ----
         Federal statutory rate times financial statement income             $    203,467     $    202,405
         Effect of:
              Tax exempt interest                                                 (57,501)         (38,289)
              Other, net                                                            7,866            5,972
                                                                             ------------     ------------

              Total                                                          $    138,100     $    170,088
                                                                             ============     ============

         Effective tax rate %                                                        23.1%            28.6%
                                                                             ============     ============

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following.

                                                                                   1999            1998
                                                                                   ----            ----
         Deferred tax assets
              Allowance for loan losses                                      $    103,913     $     78,934
              Unrealized loss on securities available for sale                    178,440               --
              Deferred compensation                                                 5,100               --
              Organizational costs                                                  3,652               --
              Leases                                                                   --              813
                                                                             ------------     ------------
                  Total deferred tax assets                                       291,105           79,747

         Deferred tax liabilities
              Depreciation                                                        (40,972)         (32,906)
              Accrual to cash conversion                                         (256,164)        (165,460)
              Unrealized gain on securities available for sale                         --          (17,712)
              FHLB stock dividend                                                 (21,828)         (17,170)
              Other                                                                (2,240)          (1,697)
                                                                             ------------     ------------
                  Total deferred tax liabilities                                 (321,204)        (234,945)
                                                                             ------------     ------------

              Net deferred tax liability                                     $    (30,099)    $   (155,198)
                                                                             ============     ============


NOTE 9 - RELATED PARTIES

Loans to principal officers, directors, and their affiliates in 1999 were as follows.

         Beginning balance                                                                  $      637,175
         New loans                                                                                 770,110
         Repayments                                                                               (544,189)
                                                                                            --------------

         Ending balance                                                                     $      863,096
                                                                                            ==============

Deposits from principal officers, directors, and their affiliates at year-end 1999 were $6,651,179.

NOTE 10 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

Some financial instrument, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES (Continued)

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, are principally variable rate commitments. The interest rates on these commitments ranged from 8.00% to 14.25% at year-end 1999 and 7.25% to 10.50% at year-end 1998. Outstanding commitments for credit cards had interest rates ranging from 12.00% to 16.25% at year-end 1999 and 12.00% to 17.90% at year-end 1998.

Year-end contractual amounts of financial instruments with off-balance-sheet risk were as follows.

                                                                                1999              1998
                                                                                ----              ----
         Commitments to extend credit                                    $    4,400,000     $    2,156,000
         Credit card arrangements                                             2,394,000          1,256,000
         Letters of credit                                                       30,000             20,000

Included in cash and cash equivalents at year-end 1999 and 1998 was approximately $1,680,000 and $6,999,000 on deposit with the Independent State Bank of Ohio.

NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments at year-end were as follows.

                                                        1999                                 1998
                                                        ----                                 ----
                                             Carrying           Fair              Carrying            Fair
                                              Amount            Value              Amount             Value
                                              ------            -----              ------             -----
Financial assets
     Cash and cash equivalents           $    3,131,869    $    3,131,869     $     8,015,195   $    8,015,195
     Securities available for sale           11,552,953        11,552,953          10,559,019       10,559,019
     Securities held to maturity              3,819,444         3,654,914           3,198,042        3,328,403
     Loans, net                              48,478,479        48,723,918          37,271,773       37,833,567
     Accrued interest receivable                450,021           450,021             382,488          382,488

Financial liabilities
     Demand and savings
       deposits                             (31,502,099)      (31,502,099)        (28,269,271)     (28,269,271)
     Time deposits                          (31,229,097)      (31,346,953)        (27,799,802)     (28,018,308)
     Federal Home Loan Bank
       borrowings                            (1,000,000)       (1,000,000)                 --               --
     Accrued interest payable                  (255,532)         (255,532)           (252,157)        (252,157)

The estimated fair value approximates the carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and are considered nominal.

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 12 - CAPITAL REQUIREMENTS, RESTRICTIONS ON RETAINED EARNINGS
  AND  REGULATORY MATTERS

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

At year-end 1999 and 1998, the Bank was categorized as well capitalized. No conditions or events have occurred subsequent to the latest notification by regulators that management believes would have changed the Bank's category. Actual capital levels for the Bank and minimum required were as follows.

                                                                                           Minimum Required
                                                                                              To Be Well
                                                                Minimum Required           Capitalized Under
                                                                   For Capital             Prompt Corrective
                                            Actual              Adequacy Purposes         Action Regulations
                                            ------              -----------------         ------------------
                                      Amount      Ratio        Amount       Ratio          Amount       Ratio
                                      ------      -----        ------       -----          ------       -----

1999                                                          (Dollars in thousands)
Total capital (to risk weighted
  assets)                            $  5,185    10.4%        $   3,991     8.0%         $   4,989      10.0%
Tier 1 capital (to risk weighted
  assets)                               4,678     9.4             1,996     4.0              2,994       6.0
Tier 1 capital (to average assets)      4,678     6.8             2,750     4.0              3,437       5.0

1998
Total capital (to risk weighted
  assets)                            $  4,480    10.7%        $   3,361     8.0%         $   4,201      10.0%
Tier 1 capital (to risk weighted
  assets)                               4,120     9.8             1,680     4.0              2,520       6.0
Tier 1 capital (to average assets)      4,120     7.1             2,316     4.0              2,895       5.0

OSB's primary source of funds with which to pay dividends is dividends received from the Bank. The payment of dividends by the Bank to OSB is subject to restrictions by its regulatory agency. These restrictions generally limit dividends to current and prior two years retained earnings as defined by the regulations. In addition, dividends may not reduce capital levels below the minimum regulatory requirements disclosed above. Under the most restrictive dividend limitations described, approximately $196,000 is available to pay dividends to OSB and still maintain the well-capitalized status. Under the terms of the Memorandum of Understanding ("MOU"), which is more fully described below, the Bank may not pay dividends to OSB without the prior written approval of the Ohio Division of Financial Institutions and Federal Deposit Insurance Corporation. However, this restriction does not prevent OSB from paying dividends to its shareholders from its available assets.

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 12 - CAPITAL REQUIREMENTS, RESTRICTIONS ON RETAINED EARNINGS
  AND REGULATORY MATTERS (Continued)

On February 10, 2000, the Corporation entered into a MOU by and among The Marion Bank, Ohio Division of Financial Institutions and the FDIC, whereby the Bank has agreed to comply with certain directives which are intended to correct operational deficiencies and improve overall financial condition.

The MOU requires the Bank to, among other things, retain an independent consulting firm to prepare a findings and recommendations report on the effectiveness of Bank's management and Board of Directors and engage an independent public accounting firm to perform an attestation engagement on the Bank's assessment of the internal control structure for 2000 and 2001 and to review certain general ledger accounts and internal checking accounts. Additionally, the Bank must implement a risk monitoring system related to certain types of loans and maintain adequate allowance for loan losses, correct weaknesses in internal control as identified by examiners from the Ohio Division of Financial Institutions and establish written policies and procedures to ensure that transactions with Bank insiders, and their related interests, are handled in a proper manner. The Bank is implementing corrective actions to comply with the provisions discussed above.

The Corporation filed a Registration Statement with the Securities and Exchange Commission to sell 24,800 shares of the Corporation's stock at $47.00 per share, including underwriting commissions of $2.00 per share. Shareholders with preemptive rights could purchase the stock at $45.00. The Corporation received approximately $1,069,000 in net proceeds after deducting the offering expenses from the sale of stock. As of December 31, 1999, the Corporation had sold and issued all 24,800 shares relating to the stock offering.

NOTE 13 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                                                  1999               1998
                                                                                  ----               ----
Unrealized holding gains (losses) on available-for-sale
  securities                                                                 $      (563,874)   $       57,382
Reclassification adjustments for (gains) and losses later
  recognized in income                                                               (13,044)               --
                                                                             ---------------    --------------
Net unrealized gains and losses                                                     (576,918)           57,382
Tax (expense) benefit                                                                196,152           (19,510)
                                                                             ---------------    --------------

Other comprehensive income (loss)                                            $      (380,766)   $       37,872
                                                                             ===============    ==============

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Condensed parent company only financial statements for OSB follows.

                            CONDENSED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                                    1999              1998
                                                                                    ----              ----
Assets
Cash and cash equivalents                                                     $       667,158    $       2,164
Investment in bank subsidiary                                                       4,330,734        4,154,155
Organizational costs, net                                                                  --           24,061
Other assets                                                                           19,403           10,829
                                                                              ---------------    -------------
Total assets                                                                  $     5,017,295    $   4,191,209
                                                                              ===============    =============

Shareholders' equity                                                          $     5,017,295    $   4,191,209
                                                                              ===============    =============

                         CONDENSED STATEMENTS OF INCOME
                     Years ended December 31, 1999 and 1998

                                                                                    1999                1998
                                                                                    ----                ----
Dividends from bank subsidiary                                                $            --    $      62,000
Total expense, including cumulative effect of a change
  in accounting method                                                                 29,649           13,271
                                                                              ---------------    -------------
Income before income tax and undistributed
  subsidiary income                                                                   (29,649)          48,729
Income tax benefit                                                                      8,574            4,512
Equity in undistributed subsidiary income                                             457,345          371,981
                                                                              ---------------    -------------

Net income                                                                    $       436,270    $     425,222
                                                                              ===============    =============

--------------------------------------------------------------------------------

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS
                     Years ended December 31, 1999 and 1998

                                                                                      1999              1998
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $       436,270    $     425,222
      Adjustments:
          Equity in undistributed subsidiary income                                  (457,345)        (371,981)
          Change in other assets                                                       (8,574)          (4,494)
          Amortization                                                                 24,061            9,956
                                                                              ---------------    -------------
               Net cash from operating activities                                      (5,588)          58,703

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital contribution to subsidiary                                             (100,000)        (225,900)
                                                                              ---------------    -------------
               Net cash from investing activities                                    (100,000)        (225,900)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from sale of stock                                                 843,582          225,900
      Dividends paid                                                                  (73,000)         (60,600)
                                                                              ---------------    -------------
               Net cash from financing activities                                     770,582          165,300
                                                                              ---------------    -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               664,994           (1,897)

BEGINNING CASH AND CASH EQUIVALENTS                                                     2,164            4,061
                                                                              ---------------    -------------

ENDING CASH AND CASH EQUIVALENTS                                              $       667,158    $       2,164
                                                                              ===============    =============

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning Directors and Executive Officers of the Corporation appears on pages 4 and 5 under the captions Continuing Directors and Nominees in the Corporation's Definitive Proxy Statement dated March 31, 2000 for the Annual Meeting of Shareholders to be held on April 20, 2000, and is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on pages 6 and 7 under the captions Executive Compensation and Other Information in the Corporation's Definitive Proxy Statement dated March 31, 2000 for the Annual Meeting of Shareholders to be held on April 20, 2000, and is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is contained on page 3 under the captions Continuing Directors and Nominees in the Corporation's Definitive Proxy Statement dated March 31, 2000 for the Annual Meeting of Shareholders to be held on April 20, 2000, and is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on pages 8 and 9 under the caption Certain Transactions in the Corporation's Definitive Proxy Statement dated March 31, 2000 for the Annual Meeting of Shareholders to be held on April 20, 2000 and is incorporated herein by reference.

--------------------------------------------------------------------------------

ITEM 13 - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)     EXHIBITS

                                                                                          Reference to
  Regulation S-B                                                                          Prior Filing
      Exhibit                                                                            Exhibit Number
      Number                           Description of Document                           Attached Hereto
      ------                           -----------------------                           ---------------
        3.1                     Amended Articles of Incorporation of
                                  the Corporation                                           **     1

        3.2                     Code of Regulations of the Corporation                      **     2

        4                       Instruments Defining the Rights of
                                  Security Holders                                          ***    3

       10.1                     Lease Agreement Between Henney and
                                  Cooper, Inc. and The Marion Bank for
                                  Branch on Richland Road in Marion, Ohio                   *      4

       10.2                     Executive Indexed Salary Continuation
                                  Plan Agreement for President                              *      5

       10.3                     Executive Indexed Salary Continuation
                                  Plan Agreement for Executive Officers                     *      6

       20                       Proxy Statement for the 2000 Annual
                                  Meeting of the Shareholders                               ****   7

       21                       Subsidiaries of the Registrant                              *      8

       27                       Financial Data Schedule                                     **     9

       99                       Safe Harbor under the Private Securities
                                  Litigation Reform Act of 1995                             **    10

* Indicates documents which have been previously filed as part of the Corporation's Annual Report on Form 10-KSB in prior years. All of such previously filed documents are hereby incorporated by reference. Such documents are available to shareholders without charge upon request.

** The indicated exhibit has been filed as separate pages of the 1999 Form 10-KSB and is available to shareholders upon request.

*** See amended Articles of Incorporation of the Corporation for provisions defining the rights of the holders of common shares.

**** The indicated exhibit will be separately filed by the Corporation and such document is incorporated herein by reference.

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

                                     OHIO STATE BANCSHARES, INC.

     March 16, 2000                  By:    /s/GARY E. PENDLETON
--------------------------                  ------------------------------------
           Date                             Gary E. Pendleton, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 8, 1999.

              Signatures                                                   Signatures
              ----------                                                   ----------
     /s/GARY E. PENDLETON                                                /s/LLOYD L. JOHNSTON
--------------------------------------------                       --------------------------------------------
Gary E. Pendleton                                                  Lloyd L. Johnston
President and Chief Executive Officer, Director

     /s/WILLIAM H. HARRIS                                                /s/F. WINTON LACKEY
--------------------------------------------                       --------------------------------------------
William H. Harris                                                  F. Winton Lackey
Executive Vice President and Cashier, Director


     /s/FRED K. WHITE                                                    /s/THURMAN R. MATHEWS
--------------------------------------------                       --------------------------------------------
Fred K. White                                                      Thurman R. Mathews
Director, Chairman of the Board                                    Director


     /s/SAMUEL J. BIRNBAUM                                               /s/PETER B. MILLER
--------------------------------------------                       --------------------------------------------
Samuel J. Birnbaum                                                 Peter B. Miller
Director                                                           Director


     /s/LOIS J. FISHER                                                   /s/JOHN D. OWENS
--------------------------------------------                       --------------------------------------------
Lois J. Fisher                                                     John D. Owens
Director                                                           Director


     /s/THEODORE L. GRAHAM
--------------------------------------------
Theodore L. Graham
Director

--------------------------------------------------------------------------------