Form 10QSB
period 2000-03-31
OHIO STATE BANCSHARES INC
filed 2000-05-15
CIK 919644

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000


[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Common stock, $10.00 par value                        146,000 common shares
                                                      outstanding at May 8, 2000

Transitional Small Business Disclosure Format (check one):
Yes               No      X
      -------          ------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000

--------------------------------------------------------------------------------

                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets ...................................    3

         Condensed Consolidated Statements of Income..............................    4

         Condensed Consolidated Statements of Changes in
           Shareholders' Equity ..................................................    6

         Condensed Consolidated Statements of Cash Flows .........................    7

         Notes to Condensed Consolidated Financial Statements ....................    8


Item 2. Management's Discussion and Analysis......................................   15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings........................................................   19

Item 2.  Changes in Securities and Use of Proceeds................................   19

Item 3.  Defaults Upon Senior Securities..........................................   19

Item 4.  Submission of Matters to a Vote of Security Holders......................   19

Item 5.  Other Information........................................................   19

Item 6.  Exhibits and Reports on Form 8-K.........................................   19

SIGNATURES   .....................................................................   20

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                March 31,        December 31,
                                                                   2000              1999
                                                                   ----              ----
ASSETS
Cash and due from financial institutions                       $ 1,580,027       $ 2,255,869
Federal funds sold                                               1,903,000           876,000
                                                               -----------       -----------
     Cash and cash equivalents                                   3,483,027         3,131,869
Securities available for sale                                   11,272,537        11,552,953
Securities held to maturity (fair value March 31, 2000 -
  $3,693,461, December 31, 1999 - $3,654,914)                    3,818,060         3,819,444
Loans, net                                                      49,523,849        48,478,479
Premises and equipment, net                                      1,049,987         1,076,551
Other real estate owned and repossessions                            4,656            10,756
Accrued interest receivable                                        494,823           450,021
Other assets                                                       546,285           586,692
                                                               -----------       -----------

                                                               $70,193,224       $69,106,765
                                                               ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
     Noninterest-bearing                                       $ 7,771,890       $ 7,718,439
     Interest-bearing                                           56,863,687        55,012,757
                                                               -----------       -----------
         Total                                                  64,635,577        62,731,196
Federal Home Loan Bank borrowings                                       --         1,000,000
Accrued interest payable                                           256,030           255,532
Other liabilities                                                  172,391           102,742
                                                               -----------       -----------
     Total liabilities                                          65,063,998        64,089,470

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
   146,000 shares issued and outstanding                         1,460,000         1,460,000
Additional paid-in capital                                       2,652,709         2,652,709
Retained earnings                                                1,351,828         1,250,970
Accumulated other comprehensive income (loss)                     (335,311)         (346,384)
                                                               -----------       -----------
     Total shareholders' equity                                  5,129,226         5,017,295
                                                               -----------       -----------

                                                               $70,193,224       $69,106,765
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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                2000            1999
                                                                ----            ----
INTEREST INCOME
     Loans, including fees                                   $1,097,210     $  868,614
     Taxable securities                                         182,851        151,526
     Nontaxable securities                                       50,693         41,670
     Federal funds sold and other                                12,306         67,440
                                                             ----------     ----------
         Total interest income                                1,343,060      1,129,250

INTEREST EXPENSE
     Deposits                                                   613,186        533,285
     Other borrowings                                             8,345             24
                                                             ----------     ----------
         Total interest expense                                 621,531        533,309
                                                             ----------     ----------

NET INTEREST INCOME                                             721,529        595,941
Provision for loan losses                                        75,000         32,000
                                                             ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             646,529        563,941

NONINTEREST INCOME
     Fees for customer services                                  64,591         57,095
     Net gains on sales of securities available for sale             --         12,772
     Other                                                       15,338          6,436
                                                             ----------     ----------
         Total noninterest income                                79,929         76,303

NONINTEREST EXPENSE
     Salaries and employee benefits                             283,236        241,259
     Occupancy and equipment                                    109,200         90,831
     Office supplies                                             25,453         20,160
     FDIC and state assessments                                   6,583          4,722
     Professional fees                                           22,602         17,611
     Advertising and public relations                            15,829          7,088
     Taxes, other than income                                    14,450         15,800
     Loss on other real estate owned and repossessions               --         19,000
     Credit card processing                                      15,778         11,259
     Director fees                                               13,334         14,100
     Insurance                                                    6,774          6,641
     Other                                                       70,756         57,081
                                                             ----------     ----------
         Total noninterest expense                              583,995        505,552
                                                             ----------     ----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING METHOD                              142,463        134,692
Income tax expense                                               41,605         39,483
                                                             ----------     ----------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING METHOD                                             100,858         95,209
Cumulative effect on prior years of a change in
  accounting for start-up costs                                      --        (24,061)
                                                             ----------     ----------

NET INCOME                                                   $  100,858     $   71,148
                                                             ==========     ==========

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                           2000             1999
                                                           ----             ----
BASIC AND DILUTED EARNINGS PER SHARE:

  Before cumulative effect of a change in accounting
  method                                                 $    .69        $    .73

  Cumulative effect on prior years of a change in
  accounting for start-up costs                                --            (.18)
                                                         --------        --------

BASIC AND DILUTED EARNINGS PER SHARE                     $    .69        $    .55
                                                         ========        ========

Weighted average shares outstanding                       146,000         129,987
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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                           March 31,
                                                                           ---------
                                                                     2000            1999
                                                                     ----            ----
Balance at beginning of period                                    $5,017,295     $4,191,209

Proceeds from sale of 7,838 shares of common stock,
  net of offering costs                                                   --        310,392

Comprehensive income:
Net income                                                           100,858         71,148
Change in net unrealized gain (loss) on securities
  available for sale, net of reclassification and tax effects         11,073        (77,388)
                                                                  ----------     ----------
     Total comprehensive income (loss)                               111,931         (6,240)
                                                                  ----------     ----------

Balance at end of period                                          $5,129,226     $4,495,361
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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                               Three Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                               2000            1999
                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                            $   100,858      $    71,148
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                          5,683            9,250
         Provision for loan losses                                              75,000           32,000
         Depreciation and amortization                                          42,544           29,597
         Net realized gains on sales of securities                                  --          (12,772)
         Federal Home Loan Bank stock dividends                                 (3,600)          (3,300)
         Loss on other real estate owned and repossessions                          --           19,000
         Loss on sale of premises and equipment                                     --              785
         Change in deferred loan costs                                          14,445          (62,672)
         Change in accrued interest receivable                                 (44,802)         (55,720)
         Change in accrued interest payable                                        498           17,829
         Change in other assets and other liabilities                          104,352          (75,472)
                                                                           -----------      -----------
              Net cash from operating activities                               294,978          (30,327)

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                                  --       (3,435,126)
         Maturities, prepayments and calls                                     296,494        1,155,465
         Sales                                                                      --          487,188
     Securities held to maturity:
         Purchases                                                                  --         (501,250)
     Loan originations and payments, net                                    (1,177,515)      (2,876,704)
     Proceeds from sale of other real estate owned and repossessions            48,800           85,675
     Proceeds from sale of premises and equipment                                   --            4,000
     Purchases of premises and equipment                                       (15,980)         (53,197)
                                                                           -----------      -----------
         Net cash from investing activities                                   (848,201)      (5,133,949)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                  1,904,381        3,183,479
     Net changes in short-term FHLB advances                                (1,000,000)              --
     Net proceeds from sale of stock                                                --          310,392
                                                                           -----------      -----------
         Net cash from financing activities                                    904,381        3,493,871
                                                                           -----------      -----------

Net change in cash and cash equivalents                                        351,158       (1,670,405)

Cash and cash equivalents at beginning of period                             3,131,869        8,015,195
                                                                           -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 3,483,027      $ 6,344,790
                                                                           ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                         $   621,033      $   515,480
     Income taxes paid                                                              --           70,000

SUPPLEMENTAL NONCASH DISCLOSURES:
     Transfers from loans to other real estate owned and repossessions     $    42,700      $    60,600

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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at March 31, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 1999, included in its 1999 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 1999 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB.

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

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not currently applicable since the Corporation has no potentially dilutive common shares.

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


NOTE 2 - SECURITIES

Securities at March 31, 2000 and December 31, 1999 were as follows:

                                                                March 31, 2000
                                         -----------------------------------------------------------
                                                          Gross            Gross
                                          Amortized    Unrealized        Unrealized         Fair
                                            Cost          Gains            Losses           Value
                                            ----          -----            ------           -----
AVAILABLE FOR SALE
U.S. Treasury                            $   898,751     $    --          $  (5,532)     $   893,219
U.S. government and federal agencies       5,276,114          --           (250,421)       5,025,693
Mortgage-backed                            5,352,179          --           (252,094)       5,100,085
                                         -----------     -------          ---------      -----------
  Total debt securities                   11,527,044          --           (508,047)      11,018,997
Other securities                             253,540          --                 --          253,540
                                         -----------     -------          ---------      -----------

   Total                                 $11,780,584     $    --          $(508,047)     $11,272,537
                                         ===========     =======          =========      ===========

HELD TO MATURITY
State and municipal                      $ 3,818,060     $20,606          $(145,205)     $ 3,693,461
                                         ===========     =======          =========      ===========

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                            December 31, 1999
                                         ------------------------------------------------------
                                                          Gross        Gross
                                          Amortized    Unrealized    Unrealized         Fair
                                             Cost         Gains        Losses          Value
                                             ----         -----        ------          -----
AVAILABLE FOR SALE
U.S. Treasury                            $   898,475     $   261     $  (4,579)     $   894,157
U.S. government and federal agencies       5,279,823          --      (244,788)       5,035,035
Mortgage-backed                            5,649,539          --      (275,718)       5,373,821
                                         -----------     -------     ---------      -----------
  Total debt securities                   11,827,837         261      (525,085)      11,303,013
Other securities                             249,940          --            --          249,940
                                         -----------     -------     ---------      -----------

   Total                                 $12,077,777     $   261     $(525,085)     $11,552,953
                                         ===========     =======     =========      ===========

HELD TO MATURITY
State and municipal                      $ 3,819,444     $19,882     $(184,412)     $ 3,654,914
                                         ===========     =======     =========      ===========

Proceeds from sales of securities classified as available for sale were $487,188 during the three month period ended March 31, 1999. Gross gains of $12,772 were realized on the sales during the three month period ending March 31, 1999. There were no security sales during the three month period ended March 31, 2000.

The amortized cost and estimated fair values of securities at March 31, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                              Available-for-Sale Securities   Held-to-Maturity Securities
                              -----------------------------   ---------------------------
                                Amortized         Fair         Amortized         Fair
                                   Cost           Value           Cost           Value
                                   ----           -----           ----           -----
Due in one year or less        $ 1,299,056     $ 1,293,544     $       --     $       --
Due in one to five years         2,877,345       2,742,458             --             --
Due in five to ten years                --              --      1,093,639      1,096,641
Due after ten years              1,998,464       1,882,910      2,724,421      2,596,820
Mortgage-backed securities       5,352,179       5,100,085             --             --
Other securities                   253,540         253,540             --             --
                               -----------     -----------     ----------     ----------

                               $11,780,584     $11,272,537     $3,818,060     $3,693,461
                               ===========     ===========     ==========     ==========

Securities with a carrying value of approximately $6,703,000 at March 31, 2000 and $6,496,000 at December 31, 1999 were pledged to secure deposits and for other purposes.

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans at March 31, 2000 and December 31, 1999 were as follows:

                                              March 31,           December 31,
                                                2000                  1999
                                                ----                  ----
Commercial                                   $14,627,658           $14,880,924
Installment                                   25,175,750            25,293,544
Real estate                                    9,052,639             7,543,953
Credit card                                      606,230               683,629
Other                                             18,269                27,841
                                             -----------           -----------
                                              49,480,546            48,429,891
Net deferred loan costs                          540,685               555,130
Allowance for loan losses                       (497,382)             (506,542)
                                             -----------           -----------

                                             $49,523,849           $48,478,479
                                             ===========           ===========

Activity in the allowance for loan losses for the three months ended March 31, 2000 and 1999 was as follows:

                                                     2000               1999
                                                     ----               ----
Balance - January 1                               $ 506,542           $360,093
Loans charged-off                                  (119,597)           (77,760)
Recoveries                                           35,437             27,078
Provision for loan losses                            75,000             32,000
                                                  ---------           --------

Balance - March 31                                $ 497,382           $341,411
                                                  =========           ========

Impaired loans during the three months ended March 31, 2000 and 1999 were as follows:

                                                      2000        1999
                                                      ----        ----
Average of impaired loans during the period           $ --      $457,464
Interest income recognized during impairment            --            --
Cash-basis interest income recognized                   --            --

The balance of impaired loans at March 31, 2000 and December 31, 1999 was not material.

Nonperforming loans were as follows:

                                                       March 31,    December 31,
                                                         2000           1999
                                                         ----           ----
Loans past due over 90 days still on accrual           $ 50,344       $172,052
Loans on nonaccrual                                     183,032        227,851

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


NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK, CONTINGENCIES AND
  CONCENTRATIONS OF CREDIT RISK

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material affect on the financial condition or results of operations.

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, consist primarily of variable rate commitments. The interest rates on these commitments ranged from 8.25% to 14.50% at March 31, 2000 and 8.00% to 14.25% at December 31, 1999. Outstanding commitments for credit cards had interest rates ranging from 12.00% to 16.50% as of March 31, 2000 and from 12.00% to 16.25% as of December 31, 1999.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at March 31, 2000 and December 31, 1999 follows:

                                                    March 31,        December 31,
                                                      2000               1999
                                                      ----               ----
Commitments to extend credit                       $3,081,000         $4,400,000
Credit card arrangements                            2,548,000          2,394,000
Letters of credit                                      30,000             30,000

Included in cash and cash equivalents at March 31, 2000 and December 31, 1999 was approximately $2,891,000 and $1,680,000 on deposit with the Independent State Bank of Ohio.

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK, CONTINGENCIES AND
  CONCENTRATIONS OF CREDIT RISK (Continued)

At March 31, 2000 and December 31, 1999 the Bank had a line of credit enabling it to borrow up to $4,268,000 and $4,196,000 with the Federal Home Loan Bank of Cincinnati. There were no borrowings outstanding on this line of credit as of March 31, 2000. Borrowings of $1,000,000 were outstanding as of December 31, 1999. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

The Bank's branch facility is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. Total rental expense was $9,687 for the three months ended March 31, 2000 and March 31, 1999.

Rental commitments under these noncancelable operating leases are:

          Year ending March 31,

                  2001                          $ 38,748
                  2002                            39,368
                  2003                            40,685
                  2004                            40,685
                  2005                            40,685
                  Thereafter                     506,234
                                                --------

                                                $706,405
                                                ========

NOTE 5 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows for the three months ended March 31, 2000 and 1999:

                                                               2000            1999
                                                               ----            ----

Unrealized holding gains and losses on available for sale
  securities                                                  $16,777       $(104,659)
Reclassification adjustments for (gains) and losses later
  recognized as income                                             --         (12,772)
                                                              -------       ---------
Net unrealized gains and losses                                16,777        (117,431)
Tax effect                                                     (5,704)         40,043
                                                              -------       ---------

Other comprehensive income (loss)                             $11,073       $ (77,388)
                                                              =======       =========

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 6 - REGULATORY MATTERS

On February 10, 2000, the Corporation entered into a Memorandum of Understanding ("MOU") by and among The Marion Bank, Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"), whereby the Bank has agreed to comply with certain directives which are intended to correct operational deficiencies and improve overall financial condition.

Under the terms of the MOU, the Bank may not pay dividends to OSB without the prior written approval of the Ohio Division of Financial Institutions and the FDIC. However, this restriction does not prevent OSB from paying dividends to its shareholders from its available assets. Additionally, the MOU requires the Bank to, among other things, retain an independent consulting firm to prepare a findings and recommendations report on the effectiveness of Bank's management and Board of Directors and engage an independent public accounting firm to perform an attestation engagement on the Bank's assessment of the internal control structure for 2000 and 2001 and to review certain general ledger accounts and internal checking accounts. Finally, the Bank must implement a risk monitoring system related to certain types of loans and maintain adequate allowance for loan losses, correct weaknesses in internal control as identified by examiners from the Ohio Division of Financial Institutions and establish written policies and procedures to ensure that transactions with Bank insiders, and their related interests, are handled in a proper manner. The Bank is implementing corrective actions to comply with the provisions discussed above.

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at March 31, 2000, compared to December 31, 1999, and the consolidated results of operations for the three months ended March 31, 2000, compared to the same period in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

The Corporation experienced 1.57% asset growth since December 31, 1999, as total assets increased $1,086,000 from $69,107,000 at December 31, 1999 to $70,193,000 at March 31, 2000. Most of this growth is attributable to the $1,045,000 growth in net loans for the same period.

Securities available for sale and securities held to maturity decreased from $15,372,000 at December 31, 1999 to $15,091,000 at March 31, 2000. The only significant activity during the quarter was from principal repayments on mortgage-backed securities. Cash and cash equivalents increased by slightly more than the decrease in securities.

Net loans increased $1,045,000, or 2.16%, during the period from December 31, 1999 to March 31, 2000. This growth was funded by increases in deposit accounts. The loan growth was in the real estate loan portfolio. Real estate loans increased $1,509,000, or 20.00%, from December 31, 1999. The continued growth in the real estate loan portfolio was primarily due to the hiring of a new loan officer in the first quarter of 1999 who focuses exclusively on the real estate portfolio. The other loan portfolio categories declined from December 31, 2000. Commercial loans decreased 1.70% from $14,881,000 on December 31, 1999 to $14,628,000 on March 31, 2000. Installment loans decreased .47% from $25,294,000 on December 31, 1999 to $25,176,000 on March 31, 2000.

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

The allowance for loan losses decreased to .99% of loans as of March 31, 2000 compared to 1.03% at December 31, 1999. The decline occurred due to net charge-offs exceeding the provision for loan losses for the three months ended March 31, 2000 and loan growth. All loans charged-off during the three months ended March 31, 2000 were either installment or credit cards. $26,000 of the allowance at March 31, 2000 remains unallocated to any specific loan or loan category. Management's collection efforts have started to show results through improved delinquency totals which should reduce charge-offs in future periods. However, should charge-offs continue, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

Total deposits increased $1,904,000, or 3.04%, from December 31, 1999 to March 31, 2000. The increase in deposits was primarily due to the 3.36% increase in interest-bearing deposits from $55,013,000 on December 31, 1999 to $56,864,000 on March 31, 2000. This increase was due to cyclical lower cash needs of customers.


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

Net income for the three months ended March 31, 2000 was $101,000, or $30,000 more than the same period in 1999. The reason for the increase in earnings was primarily due to an increase in net interest income of $126,000 and the write-off of remaining organization costs of $24,000 taken during the first quarter of 1999 partially offset by increases in the provision for loan losses of $43,000 and noninterest expense of $78,000.

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $126,000 for the three months ended March 31, 2000 compared to the same period in 1999. The increase in net interest income is attributable to the Corporation's average earning assets increasing from $58,119,000 for the three months ended March 31, 1999 to $65,617,000 for the three months ended March 31, 2000.

The provision for loan losses increased due to charge-offs experienced in the first quarter of 2000. Management has increased collection efforts and continued to charge-off problem loans to clean up the loan portfolio.

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Noninterest expense was up $78,000, or 15.52%, for the three months ended March 31, 2000 versus the three months ended March 31, 1999. Normal salary increases and the addition of personnel compared to the prior year, increased occupancy and equipment expense due to the amortization of the Jack Henry Associates 20/20 software which the Bank converted to in April 1999, increased advertising expenses and added professional fees were the major reasons for the increase in noninterest expense.

The Bank entered into a Memorandum of Understanding ("MOU") with the Ohio Division of Financial Institutions and Federal Deposit Insurance Corporation on February 10, 2000. The MOU imposes certain restrictions which are more fully discussed in Note 6 to the Consolidated Financial Statements.

Management recognizes the importance of complying with the provisions of the above mentioned MOU. As management's focus turns towards internal matters, such as internal controls and asset quality, growth may slow as compared to the past few years. Additionally, it is probable that operating expenses will increase in 2000 due to professional fees and the addition of full-time staff to assist with this matter.

CAPITAL RESOURCES

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action having a direct material affect on the operations of the Bank.

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

                                                   Capital to risk-
                                                   weighted assets
                                                   ----------------      Tier 1 capital
                                                  Total        Tier 1   to average assets
                                                  -----        ------   -----------------
Well capitalized                                   10%           6%           5%
Adequately capitalized                              8%           4%           4%
Undercapitalized                                    6%           3%           3%

At March 31, 2000 and December 31, 1999, the actual capital ratios for the Bank were:

                                                             March 31,   December 31,
                                                               2000          1999
                                                               ----          ----
Total capital to risk-weighted assets                          10.5%         10.4%
Tier 1 capital to risk-weighted assets                          9.5           9.4
Tier 1 capital to average assets                                6.9           6.8

--------------------------------------------------------------------------------
                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

At March 31, 2000 and December 31 1999, the Bank was categorized as well capitalized. However, the MOU requires the Bank to, among other things, obtain prior written approval from the Ohio Division of Financial Institutions and Federal Deposit Insurance Corporation before paying dividends from the Bank to OSB. The provisions of the MOU are more fully discussed in Note 6 to the Condensed Consolidated Financial Statements.

LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $3,483,000 at March 31, 2000 and $3,132,000 at December 31, 1999. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

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

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          Quarter ended March 31, 2000
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
Item 1 -       Legal Proceedings:
               -----------------
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities and Use of Proceeds:
               -----------------------------------------
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               -------------------------------
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               ---------------------------------------------------
               There are no matters required to be reported under this item.

Item 5 -       Other Information:
               -----------------
               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:
               --------------------------------
               (a) Exhibit 11 - Statement Regarding Computation of Earnings Per Share

               (b)    Exhibit 27 - Financial Data Schedule.

               (c) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (d) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 2000.

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


                                                OHIO STATE BANCSHARES, INC.
                                                ---------------------------
                                                (Registrant)




Date:   May 11, 2000                            /s/ Gary E. Pendleton
        ------------                            ---------------------
                                                (Signature)
                                                Gary E. Pendleton
                                                President and Chief Executive
                                                Officer




Date:   May 11, 2000                            /s/ Cynthia L. Sparling
        ------------                            -----------------------
                                                (Signature)
                                                Cynthia L. Sparling
                                                Vice President

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------

EXHIBIT NUMBER             DESCRIPTION                               PAGE NUMBER
--------------             -----------                               -----------

     11              Statement Regarding Computation          Refer to weighted average shares
                     of Earnings Per Share                    on the Condensed Consolidated
                                                              Statements of Income and Note 1 to
                                                              Condensed Consolidated Financial
                                                              Statements.

     27              Financial Data Schedule                                  22

     99              Safe Harbor Under Private                Incorporated by reference to
                     Securities Litigation Reform Act         Exhibit 99 to Annual Report
                     of 1995                                  on Form 10-KSB for the year ended
                                                              December 31, 1999 filed by the
                                                              Small Business Issuer on March
                                                              29, 2000.

--------------------------------------------------------------------------------