Form 10QSB
period 2000-06-30
OHIO STATE BANCSHARES INC
filed 2000-08-11
CIK 919644

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000


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

Common stock, $10.00 par value                      146,000 common shares
                                                    outstanding at July 31, 2000

Transitional Small Business Disclosure Format (check one):
Yes         No  X
    ---        ---

                          OHIO STATE BANCSHARES, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                                                                             Page
                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets ...........................      3

        Condensed Consolidated Statements of Income .....................      4

        Condensed Consolidated Statements of Changes in
          Shareholders' Equity ..........................................      6

        Condensed Consolidated Statements of Cash Flows .................      7

        Notes to the Condensed Consolidated Financial Statements ........      8


Item 2. Management's Discussion and Analysis ............................     15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................     19

Item 2.  Changes in Securities and Use of Proceeds ......................     19

Item 3.  Defaults Upon Senior Securities ................................     19

Item 4.  Submission of Matters to a Vote of Security Holders ............     19

Item 5.  Other Information ..............................................     19

Item 6.  Exhibits and Reports on Form 8-K ...............................     19

SIGNATURES ..............................................................     20

                               OHIO STATE BANCSHARES, INC.
               PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
--------------------------------------------------------------------------------

                                                                 June 30,        December 31,
                                                                   2000              1999
                                                                   ----              ----
ASSETS
Cash and due from financial institutions                       $ 1,788,993       $ 2,255,869
Federal funds sold                                                      --           876,000
                                                               -----------       -----------
        Cash and cash equivalents                                1,788,993         3,131,869
Securities available for sale                                   11,039,251        11,552,953
Securities held to maturity (fair value June 30, 2000 -
  $3,525,749, December 31, 1999 - $3,654,914)                    3,666,734         3,819,444
Loans, net                                                      51,257,349        48,478,479
Premises and equipment, net                                      1,019,040         1,076,551
Other real estate owned and repossessions                           11,956            10,756
Accrued interest receivable                                        492,252           450,021
Other assets                                                       566,986           586,692
                                                               -----------       -----------

                                                               $69,842,561       $69,106,765
                                                               ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
        Noninterest-bearing                                    $ 7,458,911       $ 7,718,439
        Interest-bearing                                        54,648,381        55,012,757
                                                               -----------       -----------
                Total                                           62,107,292        62,731,196
Federal funds purchased                                            594,000                --
Federal Home Loan Bank borrowings                                1,500,000         1,000,000
Accrued interest payable                                           231,072           255,532
Other liabilities                                                  209,470           102,742
                                                               -----------       -----------
        Total liabilities                                       64,641,834        64,089,470

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  146,000 shares issued and outstanding                          1,460,000         1,460,000
Additional paid-in capital                                       2,652,709         2,652,709
Retained earnings                                                1,426,441         1,250,970
Accumulated other comprehensive income (loss)                     (338,423)         (346,384)
                                                               -----------       -----------
        Total shareholders' equity                               5,200,727         5,017,295
                                                               -----------       -----------

                                                               $69,842,561       $69,106,765
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

                               OHIO STATE BANCSHARES, INC.
               PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                               --------                       --------
                                                          2000           1999           2000            1999
                                                          ----           ----           ----            ----
INTEREST INCOME
        Loans, including fees                          $1,157,874     $1,008,293     $2,255,084     $1,876,907
        Taxable securities                                185,752        201,724        368,603        353,250
        Nontaxable securities                              49,451         50,765        100,144         92,435
        Federal funds sold and other                        8,816         31,738         21,122         99,178
                                                       ----------     ----------     ----------     ----------
                Total interest income                   1,401,893      1,292,520      2,744,953      2,421,770

INTEREST EXPENSE
        Deposits                                          627,819        554,966      1,241,005      1,088,251
        Other borrowings                                    6,137             --         14,482             24
                                                       ----------     ----------     ----------     ----------
                Total interest expense                    633,956        554,966      1,255,487      1,088,275
                                                       ----------     ----------     ----------     ----------

NET INTEREST INCOME                                       767,937        737,554      1,489,466      1,333,495
Provision for loan losses                                  75,000        120,000        150,000        152,000
                                                       ----------     ----------     ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                             692,937        617,554      1,339,466      1,181,495

NONINTEREST INCOME
        Fees for customer services                         64,685         57,299        129,276        114,394
        Net gains on sales of securities available
          for sale                                             --             --             --         12,772
        Other                                               6,742         24,287         22,080         30,723
                                                       ----------     ----------     ----------     ----------
                Total noninterest income                   71,427         81,586        151,356        157,889
NONINTEREST EXPENSE
        Salaries and employee benefits                    278,221        249,966        561,457        491,225
        Occupancy and equipment                           100,836         86,319        210,036        177,150
        Office supplies                                    30,814         29,238         56,267         49,398
        FDIC and state assessments                          7,624          4,747         14,207          9,469
        Professional fees                                  35,047         24,835         57,649         42,446
        Advertising and public relations                   12,952         12,900         28,781         19,988
        Taxes, other than income                           15,641         15,769         30,091         31,569
        Loss on other real estate owned and
          repossessions                                        --          7,000             --         26,000
        Credit card processing expense                     15,417          7,741         31,195         19,000
        Director fees                                      12,651         14,100         25,985         28,200
        Insurance                                           6,617          6,751         13,391         13,392
        Other                                              86,176         44,553        156,932        101,634
                                                       ----------     ----------     ----------     ----------
                Total noninterest expense                 601,996        503,919      1,185,991      1,009,471
                                                       ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING METHOD                        162,368        195,221        304,831        329,913
Income tax expense                                         43,955         57,531         85,560         97,014
                                                       ----------     ----------     ----------     ----------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING METHOD                                       118,413        137,690        219,271        232,899
Cumulative effect on prior years of a change in
  accounting for start-up costs                                --             --             --        (24,061)
                                                       ----------     ----------     ----------     ----------
NET INCOME                                             $  118,413     $  137,690     $  219,271     $  208,838
                                                       ==========     ==========     ==========     ==========

--------------------------------------------------------------------------------
                                  (Continued)

                               OHIO STATE BANCSHARES, INC.
               PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended              Six Months Ended
                                                              June 30,                        June 30,
                                                              --------                        --------
                                                        2000            1999            2000            1999
                                                        ----            ----            ----            ----
BASIC AND DILUTED EARNINGS PER SHARE:

        Before cumulative effect of a change in
          accounting method                           $    .81        $    .98        $   1.50        $   1.72

        Cumulative effect on prior years of a
          change in accounting for start-up costs           --              --              --            (.18)
                                                      --------        --------        --------        --------

BASIC AND DILUTED EARNINGS PER SHARE                  $    .81        $    .98        $   1.50        $   1.54
                                                      ========        ========        ========        ========

Weighted average shares outstanding                    146,000         140,392         146,000         135,218
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
--------------------------------------------------------------------------------

                                                       Three Months Ended                Six Months Ended
                                                           June 30,                           June 30,
                                                           --------                           --------
                                                     2000             1999             2000              1999
                                                     ----             ----             ----              ----
Balance at beginning of period                    $5,129,226       $4,495,361       $5,017,295       $4,191,209

Proceeds from sale of 11,942 and 19,780
        shares of common stock, net of
        offering costs                                    --          533,190               --          843,582

Cash dividends ($.30 per share in 2000
        and $.25 per share in 1999)                  (43,800)         (36,500)         (43,800)         (36,500)

Comprehensive income:
Net income                                           118,413          137,690          219,271          208,838
Change in net unrealized gain (loss) on
        securities available for sale, net of
         reclassification and tax effects             (3,112)        (161,430)           7,961         (238,818)
                                                  ----------       ----------       ----------       ----------
        Total comprehensive income (loss)            115,301          (23,740)         227,232          (29,980)
                                                  ----------       ----------       ----------       ----------

Balance at end of period                          $5,200,727       $4,968,311       $5,200,727       $4,968,311
                                                  ==========       ==========       ==========       ==========

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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                         --------
                                                                                  2000             1999
                                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                            $   219,271      $    208,838
        Adjustments to reconcile net income to net cash from
          operating activities
                Net amortization of securities                                      9,967            10,341
                Provision for loan losses                                         150,000           152,000
                Depreciation and amortization                                      84,459            61,892
                Net realized gains on sales of securities                              --           (12,772)
                Federal Home Loan Bank stock dividends                             (7,200)           (6,600)
                Loss on other real estate owned and repossessions                      --            26,000
                Loss on sale of premises and equipment                                 --               785
                Change in deferred loan costs                                      (2,594)          119,735
                Change in accrued interest receivable                             (42,231)          (79,159)
                Change in accrued interest payable                                (24,460)          (46,131)
                Change in other assets and other liabilities                      122,333           (95,278)
                                                                              -----------      ------------
                        Net cash from operating activities                        509,545           339,651

CASH FLOWS FROM INVESTING ACTIVITIES
        Securities available for sale:
                Purchases                                                        (570,375)       (5,100,493)
                Maturities, prepayments and calls                               1,096,082         1,791,931
                Sales                                                                  --           487,188
        Securities held to maturity:
                Purchases                                                              --          (626,250)
                Maturities and calls                                              150,000                --
        Loan originations and payments, net                                    (2,999,476)       (7,294,828)
        Proceeds from sale of other real estate owned and repossessions            72,000           105,275
        Proceeds from sale of premises and equipment                                   --             4,000
        Purchases of premises and equipment                                       (26,948)         (107,828)
                                                                              -----------      ------------
                Net cash from investing activities                             (2,278,717)      (10,741,005)

CASH FLOWS FROM FINANCING ACTIVITIES
        Net change in deposits                                                   (623,904)        5,051,483
        Net changes in short-term borrowings                                    1,094,000                --
        Cash dividends paid                                                       (43,800)               --
        Net proceeds from sale of stock                                                --           843,582
                                                                              -----------      ------------
                Net cash from financing activities                                426,296         5,895,065
                                                                              -----------      ------------

Net change in cash and cash equivalents                                        (1,342,876)       (4,506,289)

Cash and cash equivalents at beginning of period                                3,131,869         8,015,195
                                                                              -----------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 1,788,993      $  3,508,906
                                                                              ===========      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                                         $ 1,279,947      $  1,134,406
        Income taxes paid                                                              --           135,000

SUPPLEMENTAL NONCASH DISCLOSURES:
        Transfers from loans to other real estate owned and repossessions     $    73,200      $     75,320

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

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at June 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 1999, included in its 1999 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 1999 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB.

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


NOTE 2 - SECURITIES

Securities at June 30, 2000 and December 31, 1999 were as follows:

                                                           June 30, 2000
                                         ------------------------------------------------------
                                                          Gross       Gross
                                          Amortized    Unrealized   Unrealized         Fair
                                             Cost         Gains       Losses           Value
                                             ----         -----       ------           -----
AVAILABLE FOR SALE
U.S. Treasury                            $   899,099     $    --    $   (4,787)     $   894,312
U.S. government and federal agencies       5,344,338         156      (270,547)       5,073,947
Mortgage-backed                            5,051,436          --      (237,584)       4,813,852
                                         -----------     -------    ----------      -----------
  Total debt securities                   11,294,873         156      (512,918)      10,782,111
Other securities                             257,140          --            --          257,140
                                         -----------     -------    ----------      -----------

        Total                            $11,552,013     $   156     $(512,918)     $11,039,251
                                         ===========     =======     =========      ===========

HELD TO MATURITY
State and municipal                      $ 3,666,734     $22,407     $(163,392)     $ 3,525,749
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
                                         ===========     =======     =========      ===========

Proceeds from sales of securities classified as available for sale were $487,188 during the six-month period ended June 30, 1999. Gross gains of $12,772 were realized on the sales during the six-month period ending June 30, 1999. There were no security sales during the three or six-month period ended June 30, 2000 and the three months ended June 30, 1999.

The amortized cost and estimated fair values of securities at June 30, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                               Available-for-Sale Securities  Held-to-Maturity Securities
                               -----------------------------  ---------------------------
                                Amortized         Fair         Amortized         Fair
                                   Cost           Value          Cost            Value
                                   ----           -----          ----            -----
Due in one year or less        $   799,252     $   794,812    $        --     $       --
Due in one to five years         3,445,690       3,310,447             --             --
Due in five to ten years                --              --      1,078,030      1,087,335
Due after ten years              1,998,495       1,863,000      2,588,704      2,438,414
Mortgage-backed securities       5,051,436       4,813,852             --             --
Other securities                   257,140         257,140             --             --
                               -----------     -----------     ----------     ----------

                               $11,552,013     $11,039,251     $3,666,734     $3,525,749
                               ===========     ===========     ==========     ==========

Securities with a carrying value of approximately $6,393,000 at June 30, 2000 and $6,496,000 at December 31, 1999 were pledged to secure deposits and for other purposes.

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

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans at June 30, 2000 and December 31, 1999 were as follows:

                                              June 30,             December 31,
                                                2000                   1999
                                                ----                   ----
Commercial                                   $14,706,278           $14,880,924
Installment                                   25,788,644            25,293,544
Real estate                                   10,018,868             7,543,953
Credit card                                      664,857               683,629
Other                                             24,777                27,841
                                             -----------           -----------
                                              51,203,424            48,429,891
Net deferred loan costs                          557,724               555,130
Allowance for loan losses                       (503,799)             (506,542)
                                             -----------           -----------

                                             $51,257,349           $48,478,479
                                             ===========           ===========

Activity in the allowance for loan losses for the six months ended June 30, 2000 and 1999 was as follows:

                                           2000            1999
                                           ----            ----

Balance - January 1                     $ 506,542       $ 360,093
Loans charged-off                        (209,563)       (197,230)
Recoveries                                 56,820          69,678
Provision for loan losses                 150,000         152,000
                                        ---------       ---------

Balance - June 30                       $ 503,799       $ 384,541
                                        =========       =========

Impaired loans during the six months ended June 30, 2000 and 1999 were as follows:

Average of impaired loans during the period             $   --      $416,767
Interest income recognized during impairment                --        54,251
Cash-basis interest income recognized                       --        54,251

The balance of impaired loans at June 30, 2000 and December 31, 1999 was not material.

Nonperforming loans were as follows:

                                                         June 30,      December 31,
                                                           2000           1999
                                                           ----           ----
Loans past due over 90 days still on accrual             $ 13,065       $172,052
Loans on nonaccrual                                       174,439        227,851

Nonperforming loans include smaller balance homogeneous loans such as residential real estate, installment and credit card loans that are collectively evaluated for impairment.

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

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support he credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, consist primarily of variable rate commitments. The interest rates on these commitments ranged from 6.25% to 18.00% at June 30, 2000 and 8.00% to 14.25% at December 31, 1999. Outstanding commitments for credit cards had interest rates ranging from 12.00% to 18.00% as of June 30, 2000 and from 12.00% to 16.25% as of December 31, 1999.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at June 30, 2000 and December 31, 1999 follows:

                                                    June 30,          December 31,
                                                      2000               1999
                                                      ----               ----
Commitments to extend credit                       $2,867,000         $4,400,000
Credit card arrangements                            2,486,000          2,394,000
Letters of credit                                      10,000             30,000

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

--------------------------------------------------------------------------------

NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

At June 30, 2000 and December 31, 1999 the Bank had a line of credit enabling it to borrow up to $4,346,000 and $4,196,000 with the Federal Home Loan Bank of Cincinnati. Borrowings of $1,500,000 and $1,000,000 were outstanding on this line of credit as of June 30, 2000 and December 31, 1999. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

The Bank's branch facility is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. Total rental expense was $9,687 for the three months ended June 30, 2000 and 1999, and $19,374 for the six months ended June 30, 2000 and June 30, 1999.

Rental commitments under these noncancelable operating leases are:

        Year ending June 30,

               2001                   $ 38,748
               2002                     39,852
               2003                     40,685
               2004                     40,685
               2005                     40,685
               Thereafter              496,063
                                      --------
                                      $696,718
                                      ========


NOTE 5 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows for the six months ended June 30, 2000 and 1999:

                                             Three Months ended          Six Months Ended
                                                   June 30                    June 30
                                                   -------                    -------
                                              2000         1999          2000          1999
                                              ----         ----          ----          ----
Unrealized holding gains and losses on
  available-for-sale securities             $(4,715)    $(244,414)     $12,062      $(349,073)
Reclassification adjustments for (gains)
  and losses later recognized as income          --            --           --        (12,772)
                                            -------     ---------      -------      ---------
Net unrealized gains and losses              (4,715)     (244,414)      12,062       (361,845)
Tax effect                                    1,603        82,984       (4,101)       123,027
                                            =======     =========      =======      =========
Other comprehensive income (loss)           $(3,112)    $(161,430)     $ 7,961      $(238,818)
                                            =======     =========      =======      =========

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

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at June 30, 2000, compared to December 31, 1999, and the consolidated results of operations for the three and six months ended June 30, 2000, compared to the same periods in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

The Corporation has experienced 1.06% asset growth since December 31, 1999, as total assets increased $736,000 from $69,107,000 at December 31, 1999 to $69,843,000 at June 30, 2000. Most of this growth is attributable to the $2,779,000 growth in net loans offset by a decrease of $1,343,000 of cash and cash equivalents for the same period.

Securities available for sale and securities held to maturity decreased $666,000 from $15,372,000 at December 31, 1999 to $14,706,000 at June 30, 2000. The
decrease was due to maturities or calls and principal repayments on mortgage-backed securities. There were no sales of securities during this six-month period.

Net loans increased $2,779,000, or 5.73% during the period from December 31, 1999 to June 30, 2000. This growth was funded primarily from available cash and increased borrowings from the Federal Home Loan Bank. The loan growth was primarily attributable to real estate loans which increased $2,475,000, or 32.81% from December 31, 1999. The real estate loan growth was primarily due to the hiring of a new loan officer in the first quarter of 1999 who focuses exclusively on the real estate portfolio. This has resulted in steady growth since the new loan officer was hired and improved the diversity of the Corporation's loan portfolio. Commercial loans decreased 1.17% from $14,881,000 on December 31, 1999 to $14,706,000 on June 30, 2000. Installment loans increased 1.96% from $25,294,000 on December 31, 1999 to $25,789,000 on June 30,
2000.

The allowance for loan losses decreased to .98% of loans as of June 30, 2000 compared to 1.05% at December 31, 1999. The decline occurred due to net charge-offs exceeding the provision for loan losses for the six months ended June 30, 2000 and loan growth. All but $21,000 of loans charged-off during the six months ended June 30, 2000 were either installment or credit cards. Management is actively monitoring problem loans and has increased
--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

collection efforts to reduce charge-offs in future periods. As a result, nonperforming loans have declined from $400,000 at December 31, 2000 to $188,000 at June 30, 2000. Should charge-offs continue, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

Total deposits decreased $624,000, or .99% from December 31, 1999 to June 30, 2000. The decrease in deposits was primarily due to the cyclical cash needs of customers. To compensate for the slight decrease in deposits, management utilized short term borrowings to fund loan growth increasing total borrowings from $1,000,000 at December 31, 1999 to $2,094,000 at June 30, 2000.


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


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net income for the six months ended June 30, 2000 was $219,000 or $10,000 more than the same period in 1999. The reason for the increase in earnings was primarily due to an increase in net interest income of $156,000 and the write-off of remaining organization costs of $24,000 taken during the first quarter of 1999 were offset by an increase in noninterest expense of $177,000.

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $156,000 for the six months ended June 30, 2000 compared to the same period in 1999. The increase in net interest income is attributable to the Corporation's average earning assets increasing from $59,933,000 for the six months ended June 30, 1999 to $65,956,000 for the six months ended June 30, 2000 combined with a slight increase in the Corporation's net interest margin.

Noninterest expense was up $177,000, or 17.5% for the six months ended June 30, 2000 versus the six months ended June 30, 1999. Normal salary increases and the hiring of additional personnel, increased occupancy and equipment expense due to the amortization of the Jack Henry Associates 20/20 software which the Bank converted to in April 1999, increased advertising expenses, added professional fees, and increased other expenses primarily due to loan collection expense were the major reasons for the increase in noninterest expense.

The Bank entered into a Memorandum of Understanding ("MOU") with the Ohio Division of Financial Institutions and Federal Deposit Insurance Corporation on February 10, 2000. The MOU imposes certain restrictions, which are more fully discussed in Note 6 to the Consolidated Financial Statements.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Management recognizes the importance of complying with the provisions of the above mentioned MOU. As management's focus has turned towards internal matters, such as internal controls and asset quality, growth has slowed as compared to the past few years. Additionally, operating expenses such as professional fees and other expenses have increased in 2000 to comply with this matter.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net income for the three months ended June 30, 2000 was $118,000 or $19,000 less than the same period in 1999. The reason for the decrease in earnings was primarily due to an increase in non-interest expense partially offset by an increase in net interest income and a decrease in the provision for loan losses.

Net interest income increased by $30,000 for the three months ended June 30, 2000 compared to the same period in 1999. The increase in net interest income is attributable to the Corporation's average earning assets increasing from $61,439,000 for the three months ended June 30, 1999 to $67,251,000 for the three months ended June 30, 2000.

The provision for loan losses decreased due to charge-offs experienced in the second quarter of 1999. Management had to increase the provision in order to maintain an adequate allowance for loan losses with the growth of the loan portfolio and to offset the charge-offs which were occurring. As a result, management increased collection efforts to reduce future charge-offs. Management's efforts have been successful in reducing loan delinquencies. However, charge-offs have remained consistent with the prior year.

Noninterest expense was up $98,000, or 19.5% for the three months ended June 30, 2000 versus the three months ended June 30, 1999. Normal salary increases and the addition of personnel compared to the prior year, increased occupancy and equipment expense due to the amortization of the Jack Henry Associates 20/20 software which the Bank converted to in April 1999, and added professional fees and other expenses associated with implementation of corrective actions to comply with the MOU were the major reasons for the increase in noninterest expense.


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

                                        Capital to risk-
                                         weighted assets       Tier 1 capital
                                         ---------------       --------------
                                       Total        Tier 1   to average assets
                                       -----        ------   -----------------
Well capitalized                        10%           6%            5%
Adequately capitalized                   8%           4%            4%
Undercapitalized                         6%           3%            3%

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

At June 30, 2000 and December 31, 1999, the actual capital ratios for the Bank were:

                                                    June 30,    December 31,
                                                      2000          1999
                                                      ----          ----
Total capital to risk-weighted assets                 10.5%         10.4%
Tier 1 capital to risk-weighted assets                 9.5           9.4
Tier 1 capital to average assets                       7.0           6.8

At June 30, 2000 and December 31 1999, the Bank was categorized as well capitalized. However, the MOU requires the Bank to, among other things, obtain prior written approval from the Ohio Division of Financial Institutions and Federal Deposit Insurance Corporation before paying dividends from the Bank to OSB. The provisions of the MOU are more fully discussed in Note 6 to the Condensed Consolidated Financial Statements.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $1,789,000 at June 30, 2000 and $3,132,000 at December 31, 1999. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

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

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          Quarter ended June 30, 2000
                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1 -  Legal Proceedings:
          There are no matters required to be reported under this item.

Item 2 -  Changes in Securities and Use of Proceeds:
          There are no matters required to be reported under this item.

Item 3 -  Defaults Upon Senior Securities:
          There are no matters required to be reported under this item.

Item 4 -  Submission of Matters to a Vote of Security Holders:
          On April 20, 2000, Ohio State Bancshares, Inc. held the Annual Meeting of Shareholders at which shareholders voted upon the election of four directors for a term expiring in 2003. The results of the voting on these matters were as follows:

               Nominee                  Votes for       Withheld
               -------                  ---------       --------
               Lois J. Fisher             99,307         3,168
               Theodore L. Graham        101,130         1,345
               Thurman R. Mathews        100,989         1,486
               Fred K. White             100,989         1,486

          The following are directors who were not up for election at the meeting and whose terms of office as directors continued after the meeting:

                Gary E. Pendleton
                Samuel J. Birnbaum
                Lloyd L. Johnston
                F. Winton Lackey
                Peter B. Miller
                John D. Owens
                William H. Harris

Item 5 -  Other Information:
          There are no matters required to be reported under this item.

Item 6 -  Exhibits and Reports on Form 8-K:
          (a)     Exhibit 27 - Financial Data Schedule.

          (b) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

          (c) No current reports on Form 8-K were filed by the small business issuer during the quarter ended June 30, 2000.

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


                                    OHIO STATE BANCSHARES, INC.
                                    ---------------------------
                                    (Registrant)




Date:   August 10, 2000             /s/ Gary E. Pendleton
        ---------------             ---------------------
                                    (Signature)
                                    Gary E. Pendleton
                                    President and Chief Executive Officer




Date:   August 10, 2000             /s/ Cynthia L. Sparling
        ---------------             -----------------------
                                    (Signature)
                                    Cynthia L. Sparling
                                    Vice President and Chief Operations Officer

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.

                               Index to Exhibits
--------------------------------------------------------------------------------

EXHIBIT NUMBER  DESCRIPTION                           PAGE NUMBER
--------------  -----------                           -----------
      27        Financial Data Schedule                    22


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