Form 10QSB
period 2000-09-30
OHIO STATE BANCSHARES INC
filed 2000-11-09
CIK 919644

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000


[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____.

                         Commission file number: 0-28648

                           Ohio State Bancshares, Inc.
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Ohio                                   34-1816546
--------------------------------------   ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

                    111 South Main Street, Marion, Ohio 43302
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (740) 387-2265
                        --------------------------------
                           (Issuer's telephone number)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $10.00 par value                   146,000 common shares
                                                 outstanding at November 1, 2000

Transitional Small Business Disclosure Format (check one):
Yes               No      X
      -------         -----

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2000

-------------------------------------------------------------------------------------------------------------------

                                                                                                               PAGE
                                                                                                               ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets .............................................................    3

         Condensed Consolidated Statements of Income........................................................    4

         Condensed Consolidated Statements of Changes in
           Shareholders' Equity ............................................................................    6

         Condensed Consolidated Statements of Cash Flows ...................................................    7

         Notes to the Condensed Consolidated Financial Statements ..........................................    8


Item 2. Management's Discussion and Analysis................................................................   15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   19

Item 2.  Changes in Securities and Use of Proceeds..........................................................   19

Item 3.  Defaults Upon Senior Securities....................................................................   19

Item 4.  Submission of Matters to a Vote of Security Holders................................................   19

Item 5.  Other Information..................................................................................   19

Item 6.  Exhibits and Reports on Form 8-K...................................................................   19

SIGNATURES   ................................................................................................  20

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                 September 30,        December 31,
                                                                                      2000                1999
                                                                                      ----                ----
ASSETS
Cash and due from financial institutions                                        $     2,144,245    $      2,255,869
Federal funds sold                                                                       48,000             876,000
                                                                                ---------------    ----------------
     Cash and cash equivalents                                                        2,192,245           3,131,869
Securities available for sale                                                        10,334,278          11,552,953
Securities held to maturity (fair value September 30, 2000 -
  $3,584,032, December 31, 1999 - $3,654,914)                                         3,666,176           3,819,444
Loans, net                                                                           52,058,204          48,478,479
Premises and equipment, net                                                           1,026,577           1,076,551
Other real estate owned and repossessions                                                11,256              10,756
Accrued interest receivable                                                             518,630             450,021
Other assets                                                                            590,805             586,692
                                                                                ---------------    ----------------

                                                                                $    70,398,171    $     69,106,765
                                                                                ===============    ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
     Noninterest-bearing                                                        $     7,121,578    $      7,718,439
     Interest-bearing                                                                57,431,735          55,012,757
                                                                                ---------------    ----------------
         Total                                                                       64,553,313          62,731,196
Federal Home Loan Bank borrowings                                                            --           1,000,000
Accrued interest payable                                                                258,925             255,532
Other liabilities                                                                       208,263             102,742
                                                                                ---------------    ----------------
     Total liabilities                                                               65,020,501          64,089,470

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  146,000 shares issued and outstanding                                               1,460,000           1,460,000
Additional paid-in capital                                                            2,652,709           2,652,709
Retained earnings                                                                     1,532,159           1,250,970
Accumulated other comprehensive income (loss)                                          (267,198)           (346,384)
                                                                                ---------------    ----------------
     Total shareholders' equity                                                       5,377,670           5,017,295
                                                                                ---------------    ----------------

                                                                                $    70,398,171    $     69,106,765
                                                                                ===============    ================

--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                            2000           1999            2000            1999
                                                            ----           ----            ----            ----
INTEREST INCOME
     Loans, including fees                             $ 1,218,656     $ 1,054,490    $  3,473,740     $  2,931,397
     Taxable securities                                    156,212         204,043         524,815          557,293
     Nontaxable securities                                  48,696          51,373         148,840          143,808
     Federal funds sold and other                            2,908           4,950          24,030          104,128
                                                       -----------     -----------    ------------     ------------
         Total interest income                           1,426,472       1,314,856       4,171,425        3,736,626

INTEREST EXPENSE
     Deposits                                              665,837         561,528       1,906,842        1,649,779
     Other borrowings                                       29,220           5,184          43,702            5,208
                                                       -----------     -----------    ------------     ------------
         Total interest expense                            695,057         566,712       1,950,544        1,654,987
                                                       -----------     -----------    ------------     ------------

NET INTEREST INCOME                                        731,415         748,144       2,220,881        2,081,639
Provision for loan losses                                   75,000          70,000         225,000          222,000
                                                       -----------     -----------    ------------     ------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                              656,415         678,144       1,995,881        1,859,639

NONINTEREST INCOME
     Fees for customer services                             67,565          70,215         196,841          184,609
     Net gains (losses) on sales of securities available
       for sale                                             (1,547)            272          (1,547)          13,044
     Other                                                   3,830           5,092          25,910           35,815
                                                       -----------     -----------    ------------     ------------
         Total noninterest income                           69,848          75,579         221,204          233,468
NONINTEREST EXPENSE
     Salaries and employee benefits                        254,225         257,105         815,682          748,330
     Occupancy and equipment                               131,882          94,542         342,680          271,692
     Office supplies                                        21,040          23,475          76,545           72,873
     FDIC and state assessments                             11,950           1,758          26,157           11,227
     Professional fees                                      75,884          18,880         161,495           61,326
     Advertising and public relations                        9,161           5,325          37,942           25,313
     Taxes, other than income                               13,820          15,750          43,911           47,319
     Loss on other real estate owned and
       repossessions                                            --           1,000              --           27,000
     Credit card processing expense                         17,774          24,817          48,969           43,817
     Director fees                                          11,351          14,100          37,733           42,300
     Insurance                                               5,964           6,951          19,355           20,343
     Other                                                  49,373          70,375         177,946          172,009
                                                       -----------     -----------    ------------     ------------
         Total noninterest expense                         602,424         534,078       1,788,415        1,543,549
                                                       -----------     -----------    ------------     ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING METHOD                         123,839         219,645         428,670          549,558
Income tax expense                                          18,121          55,086         103,681          152,100
                                                       -----------     -----------    ------------     ------------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING METHOD                                        105,718         164,559         324,989          397,458
Cumulative effect on prior years of a change in
  accounting for start-up costs                                 --              --              --          (24,061)
                                                       -----------     -----------    ------------     ------------

NET INCOME                                             $   105,718     $   164,559    $    324,989     $    373,397
                                                       ===========     ===========    ============     ============

--------------------------------------------------------------------------------

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   (Unaudited)


-------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                            2000           1999            2000            1999
                                                            ----           ----            ----            ----
BASIC AND DILUTED EARNINGS PER SHARE:

     Before cumulative effect of a change in
       accounting method                               $       .72     $     1.13     $       2.23     $       2.86

     Cumulative effect on prior years of a
       change in accounting for start-up costs                  --              --              --             (.17)
                                                       -----------     -----------    ------------     ------------

BASIC AND DILUTED EARNINGS PER SHARE                   $       .72     $     1.13     $       2.23     $       2.69
                                                       ===========     ==========     ============     ============
Weighted average shares outstanding                        146,000        146,000          146,000          138,852
                                                       ===========     ==========     ============     ============

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

--------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                            2000           1999            2000            1999
                                                            ----           ----            ----            ----

Balance at beginning of period                       $   5,200,727   $   4,968,311  $   5,017,295   $  4,191,209

Proceeds from sale of 19,780
     shares of common stock, net of
     offering costs                                             --              --             --        843,582

Cash dividends ($.30 per share in 2000
     and $.25 per share in 1999)                                --              --        (43,800)       (36,500)

Comprehensive income:
Net income                                                 105,718         164,559        324,989        373,397
Change in net unrealized gain (loss) on
     securities available for sale, net of
     reclassification and tax effects                       71,225         (62,711)        79,186       (301,529)
                                                     -------------   -------------  -------------   ------------
         Total comprehensive income                        176,943         108,848        404,175         71,868
                                                     -------------   -------------  -------------   ------------

Balance at end of period                             $   5,377,670   $   5,070,159  $   5,377,670   $  5,070,159
                                                     =============   =============  =============   ============

--------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                            September 30,
                                                                                            -------------

                                                                                        2000               1999
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $      324,989    $       373,397
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                                   15,137             17,783
         Provision for loan losses                                                       225,000            222,000
         Depreciation and amortization                                                   127,198            101,147
         Net realized (gains) losses on sales of securities                                1,547            (13,044)
         Federal Home Loan Bank stock dividends                                          (11,100)           (10,000)
         Loss on other real estate owned and repossessions                                    --             27,000
         Loss on sale of premises and equipment                                               --                785
         Change in deferred loan costs                                                     8,661           (162,473)
         Change in accrued interest receivable                                           (68,609)           (99,415)
         Change in accrued interest payable                                                3,393            (35,960)
         Change in other assets and other liabilities                                     60,615               (652)
                                                                                  --------------    ---------------
              Net cash from operating activities                                         686,831            420,568

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                                      (570,375)        (5,100,493)
         Maturities, prepayments and calls                                             1,336,338          2,435,556
         Sales                                                                           570,375            787,563
     Securities held to maturity:
         Purchases                                                                            --           (626,250)
         Maturities and calls                                                            150,000                 --
     Loan originations and payments, net                                              (3,917,086)        (9,927,567)
     Proceeds from sale of other real estate owned and repossessions                     103,200            138,096
     Proceeds from sale of premises and equipment                                             --              4,000
     Purchases of premises and equipment                                                 (77,224)          (259,808)
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (2,404,772)       (12,548,903)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                            1,822,117          4,300,443
     Net changes in short-term borrowings                                             (1,000,000)         1,500,000
     Cash dividends paid                                                                 (43,800)           (36,500)
     Net proceeds from sale of stock                                                          --            843,582
                                                                                  --------------    ---------------
         Net cash from financing activities                                              778,317          6,607,525
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                                 (939,624)        (5,520,810)

Cash and cash equivalents at beginning of period                                       3,131,869          8,015,195
                                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    2,192,245    $     2,494,385
                                                                                  ==============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                $    1,947,151    $     1,690,947
     Income taxes paid                                                                    13,680            150,000

SUPPLEMENTAL NONCASH DISCLOSURES:
     Transfers from loans to other real estate owned and repossessions            $      103,700    $       127,270

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

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at September 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 1999, included in its 1999 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 1999 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB.

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

NOTE 2 - SECURITIES

Securities at September 30, 2000 and December 31, 1999 were as follows:

                                                                           September 30, 2000
                                                   -----------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                         Cost             Gains          Losses           Value
                                                         ----             -----          ------           -----

AVAILABLE FOR SALE
U.S. Treasury                                      $      899,321     $       183    $    (2,234)   $       897,270
U.S. government and federal agencies                    4,768,033              --       (216,071)         4,551,962
Mortgage-backed                                         4,810,729             174       (186,897)         4,624,006
                                                   --------------     -----------    -----------    ---------------
  Total debt securities                                10,478,083             357       (405,202)        10,073,238
Other securities                                          261,040              --             --            261,040
                                                   --------------     -----------    -----------    ---------------

   Total                                           $   10,739,123     $       357    $  (405,202)   $    10,334,278
                                                   ==============     ===========    ===========    ===============

HELD TO MATURITY
State and municipal                                $    3,666,176     $    37,262    $  (119,406)   $     3,584,032
                                                   ==============     ===========    ===========    ===============

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

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                                            December 31, 1999
                                                   -----------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                         Cost             Gains          Losses           Value
                                                         ----             -----          ------           -----

AVAILABLE FOR SALE
U.S. Treasury                                      $      898,475     $       261    $    (4,579)   $       894,157
U.S. government and federal agencies                    5,279,823              --       (244,788)         5,035,035
Mortgage-backed                                         5,649,539              --       (275,718)         5,373,821
                                                   --------------     -----------    -----------    ---------------
  Total debt securities                                11,827,837             261       (525,085)        11,303,013
Other securities                                          249,940              --             --            249,940
                                                   --------------     -----------    -----------    ---------------

   Total                                           $   12,077,777     $       261    $  (525,085)   $    11,552,953
                                                   ==============     ===========    ===========    ===============

HELD TO MATURITY
State and municipal                                $    3,819,444     $    19,882    $  (184,412)   $     3,654,914
                                                   ==============     ===========    ===========    ===============

Sales of available for sale securities were as follows:

                                               Three Months Ended                       Nine Months Ended
                                                 September 30,                            September 30,
                                                 -------------                            -------------
                                              2000              1999                 2000               1999
                                              ----              ----                 ----               ----
   Proceeds                              $   570,375        $   300,375          $   570,375       $   787,563
   Gross gains                                    --                272                   --            13,044
   Gross losses                                1,547                 --                1,547                --

The amortized cost and estimated fair values of securities at September 30, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                                        Available-for-Sale Securities           Held-to-Maturity Securities
                                        -----------------------------           ---------------------------
                                        Amortized             Fair               Amortized            Fair
                                          Cost                Value                Cost               Value
                                          ----                -----                ----               -----

   Due in one year or less            $      799,458    $       797,224      $            --    $           --
   Due in one to five years                2,869,402          2,770,833                   --                --
   Due in five to ten years                       --                 --            1,078,493         1,102,923
   Due after ten years                     1,998,494          1,881,175            2,587,683         2,481,109
   Mortgage-backed securities              4,810,729          4,624,006                   --                --
   Other securities                          261,040            261,040                   --                --
                                      --------------    ---------------      ---------------    --------------

                                      $   10,739,123    $    10,334,278      $     3,666,176    $    3,584,032
                                      ==============    ===============      ===============    ==============

Securities with a carrying value of approximately $6,154,000 at September 30, 2000 and $6,496,000 at December 31, 1999 were pledged to secure deposits and for other purposes.

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

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans at September 30, 2000 and December 31, 1999 were as follows:

                                                                    September 30,            December 31,
                                                                         2000                    1999
                                                                         ----                    ----

         Commercial                                               $     14,317,629        $     14,880,924
         Installment                                                    25,523,716              25,293,544
         Real estate                                                    11,503,031               7,543,953
         Credit card                                                       657,566                 683,629
         Other                                                              17,936                  27,841
                                                                  ----------------        ----------------
                                                                        52,019,878              48,429,891
         Net deferred loan costs                                           546,469                 555,130
         Allowance for loan losses                                        (508,143)               (506,542)
                                                                  ----------------        ----------------

                                                                  $     52,058,204        $     48,478,479
                                                                  ================        ================

Activity in the allowance for loan losses for the nine months ended September 30, 2000 and 1999 was as follows:

                                                                                   2000            1999
                                                                                   ----            ----

         Balance - January 1                                                 $    506,542     $    360,093
         Loans charged-off                                                       (311,414)        (244,238)
         Recoveries                                                                88,015           73,496
         Provision for loan losses                                                225,000          222,000
                                                                             ------------     ------------

         Balance - September 30                                              $    508,143     $    411,351
                                                                             ============     ============

Loans evaluated for impairment on an individual basis during the nine months ended September 30, 2000 and 1999 were as follows:

         Average of impaired loans during the period                         $         --     $    320,664
         Interest income recognized during impairment                                  --           54,251
         Cash-basis interest income recognized                                         --           54,251

The balance of loans evaluated for impairment on an individual basis at September 30, 2000 and December 31, 1999 was not material.

Nonperforming loans were as follows:

                                                                              September 30,    December 31,
                                                                                 2000             1999
                                                                                 ----             ----

         Loans past due over 90 days still on accrual                        $    192,691     $    172,052
         Loans on nonaccrual                                                      213,472          227,851

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

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at the exercise of the commitment.

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, consist primarily of variable rate commitments. The interest rates on these commitments ranged from 6.25% to 12.50% at September 30, 2000 and 8.00% to 14.25% at December 31, 1999. Outstanding commitments for credit cards had interest rates ranging from 12.00% to 18.00% as of September 30, 2000 and from 12.00% to 16.25% as of December 31, 1999.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at September 30, 2000 and December 31, 1999 follows:

                                                                            September 30,      December 31,
                                                                                 2000              1999
                                                                                 ----              ----

         Commitments to extend credit                                      $    2,188,000     $    4,400,000
         Credit card arrangements                                               2,548,000          2,394,000
         Letters of credit                                                             --             30,000

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

--------------------------------------------------------------------------------

NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

At September 30, 2000 and December 31, 1999, the Bank had a line of credit enabling it to borrow up to $4,500,000 and $4,196,000 with the Federal Home Loan Bank of Cincinnati. No borrowings were outstanding at September 30, 2000. Borrowings of $1,000,000 were outstanding on this line of credit as of December 31, 1999. Advances under the agreement are collateralized by a blanket pledge of the Bank's real estate mortgage loan portfolio and Federal Home Loan Bank stock.

The Bank's branch facility is leased under an operating lease. The lease term is for twenty years. At the conclusion of the fifth, tenth and fifteenth years, the rent shall be adjusted by 50% of the cumulative increase in the Consumer Price Index over the previous five years with a minimum of 5% increase and a maximum of 10% increase for any one five-year period. Total rental expense was $9,687 for the three months ended September 30, 2000 and 1999, and $29,061 for the nine months ended September 30, 2000 and June 30, 1999.

Rental commitments under these noncancelable operating leases are:

            Year ending September 30,

                  2001                                                      $     38,748
                  2002                                                            40,336
                  2003                                                            40,685
                  2004                                                            40,685
                  2005                                                            40,685
                  Thereafter                                                     485,892
                                                                            ------------
                                                                            $    687,031
                                                                            ============

NOTE 5 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows for the three and nine months ended September 30, 2000 and 1999:

                                                          Three Months ended           Nine Months Ended
                                                             September 30                September 30
                                                             ------------                ------------
                                                           2000         1999         2000          1999
                                                           ----         ----         ----          ----
         Unrealized holding gains and losses on
           available-for-sale securities              $  106,370   $   (94,744)   $  118,432   $  (443,817)
         Reclassification adjustments for (gains)
           and losses later recognized as income           1,547          (272)        1,547       (13,044)
                                                      ----------   -----------    ----------   -----------
         Net unrealized gains and losses                 107,917       (95,016)      119,979      (456,861)
         Tax effect                                      (36,692)       32,305       (40,793)      155,332
                                                      ----------   -----------    ----------   -----------

         Other comprehensive income (loss)            $   71,225   $   (62,711)   $   79,186   $  (301,529)
                                                      ==========   ===========    ==========   ===========

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

--------------------------------------------------------------------------------

NOTE 6 - REGULATORY MATTERS

On February 10, 2000, the Corporation entered into a Memorandum of Understanding ("MOU") by and among The Marion Bank, Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"), whereby the Bank has agreed to comply with certain directives which are intended to correct operational deficiencies and improve the Bank's overall financial condition.

Under the terms of the MOU, the Bank may not pay dividends to OSB without the prior written approval of the Ohio Division of Financial Institutions and the FDIC. Additionally, OSB may not pay dividends to shareholders without the prior written approval of the Federal Reserve Bank. The MOU requires the Bank to, among other things, retain an independent consulting firm to prepare a findings and recommendations report on the effectiveness of Bank's management and Board of Directors and engage an independent public accounting firm to perform an attestation engagement on the Bank's assessment of the internal control structure for 2000 and 2001 and to review certain general ledger accounts and internal checking accounts. Finally, the Bank must implement a risk monitoring system related to certain types of loans and maintain adequate allowance for loan losses, correct weaknesses in internal control as identified by examiners from the Ohio Division of Financial Institutions and establish written policies and procedures to ensure that transactions with Bank insiders, and their related interests, are handled in a proper manner. The Bank is implementing corrective actions to comply with the provisions discussed above.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at September 30, 2000, compared to December 31, 1999, and the consolidated results of operations for the three and nine months ended September 30, 2000, compared to the same periods in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

The Corporation has experienced 1.87% asset growth since December 31, 1999, as total assets increased $1,291,000 from $69,107,000 at December 31, 1999 to $70,398,000 at September 30, 2000. Most of this growth is attributable to the $3,580,000 growth in net loans offset by a decrease of $940,000 in cash and cash equivalents and a decrease of $1,219,000 on securities available for sale.

Securities available for sale and securities held to maturity decreased $1,372,000 from $15,372,000 at December 31, 1999 to $14,000,000 at September 30,
2000. The decrease was due to maturities or calls of $650,000 and principal repayments on mortgage-backed securities of $836,000.

Net loans increased $3,580,000, or 7.38% during the period from December 31, 1999 to September 30, 2000. This growth was funded primarily from the $2,312,000 decrease in cash and securities and partially from the $1,822,000 increase in deposits. The loan growth was primarily attributable to real estate loans which increased $3,959,000, or 52.48% from December 31, 1999. The real estate loan growth was primarily due to the hiring of a new loan officer in the first quarter of 1999 who focuses exclusively on the real estate portfolio. This has resulted in steady growth since the new loan officer was hired and improved the diversity of the Corporation's loan portfolio. Commercial loans decreased $563,000, or 3.79% and installment loans increased $230,000, or 0.91% for the nine-month period ending September 30, 2000.

The allowance for loan losses decreased to .97% of loans as of June 30, 2000 compared to 1.03% at December 31, 1999. The decline occurred due to the moderate loan growth combined with provisions for loan losses for the nine-month period ending September 30, 2000 exceeding net charge-offs by only $2,000. All charge-offs during the nine

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

months ended September 30, 2000 except for $21,000 were either installment or credit cards. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. Should charge-offs, classified loans or delinquencies significantly change, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

Total deposits increased $1,822,000, or 2.90% from December 31, 1999 to September 30, 2000. The increase in deposits was primarily due to the cyclical cash needs of customers. The additional cash was used to fund loan growth and to pay down a line of credit held with the Federal Home Loan Bank. This borrowing had a balance of $1,000,000 at December 31, 1999 and was completely paid down as of September 30, 2000.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net income for the nine months ended September 30, 2000 was $325,000, or $48,000 less than the same period in 1999. The reason for the decrease in earnings was primarily due to an increase in noninterest expense of $245,000 partially offset by an increase in net interest income of $139,000.

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $139,000, or 6.69% for the nine months ended September 30, 2000 compared to the same period in 1999. The increase in net interest income is attributable to the Corporation's average earning assets increasing $5,098,000 or 8.48% from the nine months ended September 30, 1999 to the nine months ended September 30, 2000.

Noninterest expense was up $245,000, or 15.86% for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999. $100,000 of this change can be attributed to a short-term increase in outside professional service expenses. These services are currently being used to aid management in improving operational procedures to comply with the provisions of the Memorandum of Understanding as discussed in the next paragraph. Also contributing to the increase in noninterest expense is an increase in occupancy expense of $71,000 as compared to the same nine-month period ending in September 30, 1999. This increase was due to amortization of the new software for the core operating system, which the Bank converted to in April 1999, and expensing architectural fees related to potential future expansion of the main banking office that did not materialize due to estimated costs exceeding management's expectations. Salaries and employee benefits increased $67,000 due to implementation of

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

a supplemental retirement plan for executive officers, additional personnel to support the Bank's operations and normal wage increases.

The Bank entered into a Memorandum of Understanding ("MOU") with the Ohio Division of Financial Institutions and Federal Deposit Insurance Corporation on February 10, 2000. The MOU imposes certain restrictions, which are more fully discussed in Note 6 to the Condensed Consolidated Financial Statements. Management recognizes the importance of complying with the provisions of the above mentioned MOU and have taken significant steps to meet all requirements and deadlines as they come due.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net income for the three months ended September 30, 2000 was $106,000, or $59,000 less than the same period in 1999. The reason for the decrease in earnings was primarily due to an increase in noninterest expense and a slight decrease in net interest income.

Net interest income decreased by $17,000 for the three months ended September 30, 2000 compared to the same period in 1999. The decrease in net interest income is attributable to an increase in the Bank's rate on interest-bearing liabilities influenced by competing deposit products.

Noninterest expense was up $68,000, or 12.80% for the three months ended September 30, 2000 versus the three months ended September 30, 1999. Occupancy and equipment expense increased due to the amortization of the new software for the core operating system and expensing of architectural fees. Professional fees increased due to implementation of corrective actions to comply with the MOU.

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

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

At September 30, 2000 and December 31, 1999, the actual capital ratios for the Bank were:

                                                                    September 30,          December 31,
                                                                         2000                  1999
                                                                         ----                  ----

         Total capital to risk-weighted assets                          10.6%                  10.4%
         Tier 1 capital to risk-weighted assets                          9.6                    9.4
         Tier 1 capital to average assets                                7.1                    6.8

At September 30, 2000 and December 31 1999, the Bank was categorized as well capitalized. However, the MOU requires the Bank to, among other things, obtain prior written approval from the Ohio Division of Financial Institutions and Federal Deposit Insurance Corporation before paying dividends from the Bank to OSB. The provisions of the MOU are more fully discussed in Note 6 to the Condensed Consolidated Financial Statements.

LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $2,192,000 at June 30, 2000 and $3,132,000 at December 31, 1999. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

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

Item 6 -       Exhibits and Reports on Form 8-K:
               --------------------------------
               (a)    Exhibit 27 - Financial Data Schedule.

               (b) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (c) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 2000.

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

                                      OHIO STATE BANCSHARES, INC.
                                      ------------------------------------------
                                      (Registrant)




Date:   November 9, 2000              /s/ Gary E. Pendleton
     ----------------------           ------------------------------------------
                                      (Signature)
                                      Gary E. Pendleton
                                      President and Chief Executive Officer




Date:   November 9, 2000              /s/ Todd M. Wanner
     ----------------------           ------------------------------------------
                                      (Signature)
                                      Todd M. Wanner
                                      Vice President and Chief Financial Officer

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