Form 10QSB
period 2001-03-31
OHIO STATE BANCSHARES INC
filed 2001-05-09
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from _____ to _____.

                         Commission file number: 0-28648
                                                ----------

                           Ohio State Bancshares, Inc.
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Ohio                                   34-1816546
---------------------------------------- --------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

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

Common stock, $10.00 par value                146,000 common shares
                                              outstanding at May 4, 2001

Transitional Small Business Disclosure Format (check one):
Yes           No   X
      -----      -----

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001

--------------------------------------------------------------------------------
                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets ........................    3

         Condensed Consolidated Statements of Income...................    4

         Condensed Consolidated Statements of Changes in
           Shareholders' Equity .......................................    5

         Condensed Consolidated Statements of Cash Flows ..............    6

         Notes to the Condensed Consolidated Financial Statements .....    7


Item 2. Management's Discussion and Analysis...........................   13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   17

Item 2.  Changes in Securities.........................................   17

Item 3.  Defaults Upon Senior Securities...............................   17

Item 4.  Submission of Matters to a Vote of Security Holders...........   17

Item 5.  Other Information.............................................   17

Item 6.  Exhibits and Reports on Form 8-K..............................   17

SIGNATURES   ..........................................................   18

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                March 31,     December 31,
                                                                  2001            2000
                                                                  ----            ----
ASSETS
Cash and due from financial institutions                      $  2,485,535    $  2,295,635
Federal funds sold                                               4,594,000       2,414,000
                                                              ------------    ------------
     Cash and cash equivalents                                   7,079,535       4,709,635
Securities available for sale                                   11,986,271      10,397,644
Securities held to maturity (fair value March 31, 2001 -
  $3,765,347, December 31, 2000 - $3,696,870)                    3,663,419       3,664,874
Loans, net                                                      52,506,383      52,166,770
Premises and equipment, net                                      1,089,083       1,002,708
Accrued interest receivable                                        519,114         492,098
Other assets                                                       619,869         606,752
                                                              ------------    ------------

                                                              $ 77,463,674    $ 73,040,481
                                                              ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                      $  6,600,330    $  7,675,081
     Interest-bearing                                           63,548,631      59,270,451
                                                              ------------    ------------
         Total                                                  70,148,961      66,945,532
Federal Home Loan Bank borrowings                                1,000,000            --
Accrued interest payable                                           339,008         300,910
Other liabilities                                                  160,062         262,168
                                                              ------------    ------------
     Total liabilities                                          71,648,031      67,508,610

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  146,000 shares issued and outstanding                          1,460,000       1,460,000
Additional paid-in capital                                       2,652,709       2,652,709
Retained earnings                                                1,652,848       1,492,741
Accumulated other comprehensive income (loss)                       50,086         (73,579)
                                                              ------------    ------------
     Total shareholders' equity                                  5,815,643       5,531,871
                                                              ------------    ------------

                                                              $ 77,463,674    $ 73,040,481
                                                              ============    ============

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                               2001             2000
                                                               ----             ----
Interest and dividend income
     Loans, including fees                                  $1,232,844    $1,097,210
     Taxable securities                                        183,820       182,851
     Nontaxable securities                                      39,835        50,693
     Federal funds sold and other                               36,645        12,306
                                                            ----------    ----------
         Total interest and dividend income                  1,493,144     1,343,060

Interest expense
     Deposits                                                  736,444       613,186
     Other borrowings                                            8,456         8,345
                                                            ----------    ----------
         Total interest expense                                744,900       621,531
                                                            ----------    ----------

Net interest income                                            748,244       721,529
Provision for loan losses                                       75,000        75,000
                                                            ----------    ----------

Net interest income after provision for loan losses            673,244       646,529

Noninterest income
     Fees for customer services                                 95,375        64,591
     Gain on sale of loan                                       68,232            --
     Net gains (losses) on sales of securities available
       for sale                                                  6,020            --
     Other                                                      18,169        15,338
                                                            ----------    ----------
         Total noninterest income                              187,796        79,929
Noninterest expense
     Salaries and employee benefits                            282,658       283,236
     Occupancy and equipment                                   124,310       109,774
     Office supplies                                            31,486        24,879
     Professional fees                                          56,314        33,237
     Advertising and public relations                           25,008        15,829
     Taxes, other than income                                   16,528        14,450
     Loan collection and repossessions                          10,687        25,249
     Credit card processing                                     16,384        15,778
     Director expenses                                          12,525        13,731
     Other                                                      60,250        47,832
                                                            ----------    ----------
         Total noninterest expense                             636,150       583,995
                                                            ----------    ----------

Income before income taxes                                     224,890       142,463
Income tax expense                                              64,783        41,605
                                                            ----------    ----------

Net income                                                  $  160,107    $  100,858
                                                            ==========    ==========

Basic and diluted earnings per share                        $     1.10    $     0.69
                                                            ==========    ==========

Weighted average shares outstanding, basic and diluted         146,000       146,000




   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                                  ---------
                                                                           2001              2000
                                                                           ----              ----

Balance at beginning of period                                       $   5,531,871    $   5,017,295

Comprehensive income:
Net income                                                                 160,107          100,858
Change in net unrealized gain (loss) on
     securities available for sale, net of
     reclassification and tax effects                                      123,665           11,073
                                                                     -------------    -------------
         Total comprehensive income                                        283,772          111,931
                                                                     -------------    -------------

Balance at end of period                                             $   5,815,643    $   5,129,226
                                                                     =============    =============


See accompanying notes to the condensed consolidated financial statements.
                                                                              5.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                Three Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                               2001            2000
                                                                               ----            ----
Cash flows from operating activities
     Net income                                                           $   160,107     $   100,858
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                         6,657           5,683
         Provision for loan losses                                             75,000          75,000
         Depreciation and amortization                                         47,155          42,544
         Gain on sale of loan                                                 (68,232)             --
         Net realized (gains) losses on sales of securities                    (6,020)             --
         Federal Home Loan Bank stock dividends                                (4,100)         (3,600)
         Change in deferred loan costs                                        (41,264)         14,445
         Change in accrued interest receivable                                (27,016)        (44,802)
         Change in accrued interest payable                                    38,098             498
         Change in other assets and other liabilities                        (154,928)        153,152
                                                                          -----------     -----------
              Net cash from operating activities                               25,457         343,778

Cash flows from investing activities
     Securities available for sale:
         Purchases                                                         (2,584,148)             --
         Maturities, prepayments and calls                                    681,789         296,494
         Sales                                                                506,020              --
     Loan originations and payments, net                                   (2,051,459)     (1,177,515)
     Loan sale proceeds                                                     1,722,342              --
     Purchases of premises and equipment                                     (133,530)        (15,980)
                                                                          -----------     -----------
         Net cash from investing activities                                (1,858,986)       (897,001)

Cash flows from financing activities
     Net change in deposits                                                 3,203,429       1,904,381
     Proceeds from advance of long-term borrowings                          1,000,000              --
     Net changes in short-term borrowings                                          --      (1,000,000)
                                                                          -----------     -----------
         Net cash from financing activities                                 4,203,429         904,381
                                                                          -----------     -----------

Net change in cash and cash equivalents                                     2,369,900         351,158

Cash and cash equivalents at beginning of period                            4,709,635       3,131,869
                                                                          -----------     -----------

Cash and cash equivalents at end of period                                $ 7,079,535     $ 3,483,027
                                                                          ===========     ===========

Supplemental cash flow information:
     Interest paid                                                        $   706,802     $   621,033
     Income taxes paid                                                         70,000              --

Supplemental noncash disclosures:
     Transfers from loans to other real estate owned and repossessions    $    24,000     $    42,700

See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at March 31, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2000, included in its 2000 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2000 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB.

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

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not currently applicable since OSB has no potentially dilutive common shares.

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

Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted by the Corporation on January 1, 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. The adoption of SFAS No. 133 on January 1, 2001 had no impact on the Corporation's financial statements.

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

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 replaces SFAS 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS 125 without change. SFAS 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard has not had a material effect on the Corporations's financial statements.


NOTE 2 - SECURITIES

Securities at March 31, 2001 and December 31, 2000 were as follows:

                                                                             March 31, 2001
                                                   -----------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                         Cost             Gains          Losses           Value
                                                         -----            -----          ------           -----
AVAILABLE FOR SALE
U.S. Treasury                                      $       99,909     $     1,801    $        --    $       101,710
U.S. government and federal agencies                    7,140,267          60,629         (3,832)         7,197,064
Mortgage-backed                                         4,401,067          27,331        (10,041)         4,418,357
                                                   --------------     -----------    -----------    ---------------
  Total debt securities                                11,641,243          89,761        (13,873)        11,717,131
Other securities                                          269,140              --             --            269,140
                                                   --------------     -----------    -----------    ---------------

   Total                                           $   11,910,383     $    89,761    $   (13,873)   $    11,986,271
                                                   ==============     ===========    ===========    ===============

HELD TO MATURITY
State and municipal                                $    3,663,419     $   122,010    $   (20,082)   $     3,765,347
                                                   ==============     ===========    ===========    ===============


                                                                            December 31, 2000
                                                   -----------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                         Cost             Gains          Losses           Value
                                                         ----             -----          ------           -----
AVAILABLE FOR SALE
U.S. Treasury                                      $       99,891     $       798    $        --    $       100,689
U.S. government and federal agencies                    5,559,398           6,017        (66,328)         5,499,087
Mortgage-backed                                         4,584,798           1,519        (53,489)         4,532,828
                                                   --------------     -----------    -----------    ---------------
  Total debt securities                                10,244,087           8,334       (119,817)        10,132,604
Other securities                                          265,040              --             --            265,040
                                                   --------------     -----------    -----------    ---------------

   Total                                           $   10,509,127     $     8,334    $  (119,817)   $    10,397,644
                                                   ==============     ===========    ===========    ===============

HELD TO MATURITY
State and municipal                                $    3,664,874     $    73,726    $   (41,730)   $     3,696,870
                                                   ==============     ===========    ===========    ===============





                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - SECURITIES (Continued)

Sales of available for sale securities were as follows:

                                                Three Months Ended
                                                     March 31,
                                                     ---------
                                               2001            2000
                                               ----            ----
   Proceeds                                $506,020           $   --
   Gross gains                                6,020               --
   Gross losses                                  --               --

The amortized cost and estimated fair values of securities at March 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                                        Available-for-Sale Securities           Held-to-Maturity Securities
                                        -----------------------------           ---------------------------
                                        Amortized             Fair               Amortized            Fair
                                          Cost                Value                Cost               Value
                                          ----                -----                ----               -----
   Due in one year or less            $       99,909    $       101,710      $            --    $           --
   Due in one to five years                2,262,223          2,296,518                   --                --
   Due in five to ten years                2,879,518          2,905,556            1,305,382         1,382,676
   Due after ten years                     1,998,526          1,994,990            2,358,037         2,382,671
   Mortgage-backed securities              4,401,067          4,418,357                   --                --
   Other securities                          269,140            269,140                   --                --
                                      --------------    ---------------      ---------------    --------------

                                      $   11,910,383    $    11,986,271      $     3,663,419    $    3,765,347
                                      ==============    ===============      ===============    ==============

Securities with a carrying value of approximately $6,540,000 at March 31, 2001 and $6,521,000 at December 31, 2000 were pledged to secure deposits and for other purposes.


NOTE 3 - LOANS

Loans at March 31, 2001 and December 31, 2000 were as follows:

                                                                      March 31,              December 31,
                                                                         2001                    2000
                                                                         ----                    ----

         Commercial                                               $     13,182,612        $     14,484,055
         Installment                                                    25,732,454              24,891,651
         Real estate                                                    12,900,554              12,087,058
         Credit card                                                       693,703                 743,022
         Other                                                              53,182                  35,556
                                                                  ----------------        ----------------
                                                                        52,562,505              52,241,342
         Net deferred loan costs                                           576,445                 535,181
         Allowance for loan losses                                        (632,567)               (609,753)
                                                                  ----------------        ----------------

                                                                  $     52,506,383        $     52,166,770
                                                                  ================        ================


                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses for the three months ended March 31, 2001 and 2000 was as follows:

                                                                                   2001            2000
                                                                                   ----            ----

         Balance - January 1                                                 $    609,753     $    506,542
         Loans charged-off                                                        (70,306)        (119,597)
         Recoveries                                                                18,120           35,437
         Provision for loan losses                                                 75,000           75,000
                                                                             ------------     ------------

         Balance - March 31                                                  $    632,567     $    497,382
                                                                             ============     ============

The balance of loans evaluated for impairment on an individual basis at March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 was not material.

Nonperforming loans were as follows:

                                                                                March 31,      December 31,
                                                                                   2001            2000
                                                                                   ----            ----

         Loans past due over 90 days still on accrual                        $    143,262     $      6,013
         Loans on nonaccrual                                                      153,207          140,027

Nonperforming loans include smaller balance homogeneous loans such as residential real estate, installment and credit card loans that are collectively evaluated for impairment.


NOTE 4 - BORROWINGS

On January 24, 2001, the Bank borrowed $1,000,000 from the Federal Home Loan Bank (FHLB). This borrowing matures on January 24, 2011, and has a fixed rate of 4.68% for one year. After one year, the FHLB may continue the fixed rate or convert the borrowing to a variable rate tied to the three-month LIBOR index. If the borrowing is converted to a variable rate, the Bank may payoff the debt with no penalty. At no time is the borrowing callable by the FHLB.

The Bank has a line of credit agreement with the FHLB, which is collateralized by a blanket pledge on eligible real estate loans and the Bank's FHLB stock. As of March 31, 2001, the Bank has approximately $4,680,000 available for future advances.


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

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, consist primarily of variable rate commitments. The interest rates on these commitments ranged from 6.25% to 12.00% at March 31, 2001 and 6.25% to 12.50% at December 31, 2000. Outstanding commitments for credit cards had interest rates ranging from 12.00% to 17.90% as of March 31, 2001 and from 12.00% to 18.00% as of December 31, 2000.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at March 31, 2001 and December 31, 2000 follows:

                                                                               March 31,        December 31,
                                                                                 2001              2000
                                                                                 ----              ----

         Commitments to extend credit                                      $    2,612,000     $    2,328,000
         Credit card arrangements                                               2,537,000          2,443,000
         Letters of credit                                                         10,000             10,000


NOTE 6 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows for the three months ended March 31, 2001 and 2000:

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                           --------
                                                                                     2001          2000
                                                                                     ----          ----
         Unrealized holding gains and losses on
           available-for-sale securities                                          $  193,391   $    16,777
         Reclassification adjustments for (gains)
           and losses later recognized as income                                      (6,020)           --
                                                                                  ----------   -----------
         Net unrealized gains and losses                                             187,371        16,777
         Tax effect                                                                  (63,706)       (5,704)
                                                                                  ----------   -----------

         Other comprehensive income (loss)                                        $  123,665   $    11,073
                                                                                  ==========   ===========



                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 7 - REGULATORY MATTERS

On February 10, 2000, the Corporation entered into a Memorandum of Understanding ("MOU") by and among The Marion Bank, Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation, whereby the Bank had agreed to comply with certain directives which were intended to correct operational deficiencies and improve overall financial condition. Throughout 2000, management satisfactorily completed all provisions of the MOU and on January 18, 2001, this agreement was dissolved. However, in order to continue operational efficiencies and improve the financial condition of the Bank, the Board of Directors resolved to, among other things, develop a long-term strategic plan, maintain a tier 1 capital to average assets ratio of at least 7.0%, and reduce concentrations in indirect automobile lending. If at the end of any quarter this ratio falls below 7.0%, management will provide, in writing, a plan to restore this ratio to the Ohio Division of Financial Institutions and the FDIC. The actual tier 1 capital to average assets ratio for the Bank for the quarter ending March 31, 2001 was 7.14%.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at March 31, 2001, compared to December 31, 2000, and the consolidated results of operations for the three months ended March 31, 2001, compared to the same period in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

The Corporation has experienced 6.06% asset growth since December 31, 2000, as total assets increased $4,423,000 from $73,040,000 at December 31, 2000 to $77,463,000 at March 31, 2001. Most of this growth is attributable to the $3,203,000 growth in total deposits and the $1,000,000 growth in FHLB borrowings. This $4,203,000 inflow of cash supported a $1,587,000 net increase in securities, $340,000 net increase in loans, and $2,370,000 increase in cash equivalents.

Securities available for sale and securities held to maturity increased $1,587,000 from $14,063,000 at December 31, 2000 to $15,650,000 at March 31,
2001. The increase was primarily the result of $2,584,000 in purchases due to excess funds provided from deposit growth and $187,000 in appreciation of available for sale securities due to the general decline in interest rates, partially offset by $1,182,000 of calls, principle paydowns and sales.

Net loans increased $340,000, or 0.65% during the period from December 31, 2000 to March 31, 2001. This is primarily due to net loan originations less payments of $2,051,000 offset by a loan sale of $1,722,000. On February 16, 2001 the Bank sold a commercial loan guaranteed by the United States Department of Agriculture ("USDA") for a pre-tax profit of $68,000. The Bank is not obligated to repurchase this loan and is not subject to a penalty if the loan prepays. Contributing to the net increase in loans was a $841,000, or 3.38%, increase in consumer installment loans, a $813,000, or 6.73%, increase in real estate loans and a $1,301,000, or 8.99%, decrease in commercial loans primarily due to the loan sale.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The allowance for loan losses increased to $633,000, or 1.19% of total loans, as of March 31, 2001 compared to $610,000, or 1.16% of total loans, at December 31, 2000. The increase is due to a provision for loan losses of $75,000 compared to actual net charge-offs of $52,000. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. Should charge-offs, classified loans or delinquencies significantly change, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

Total deposits increased $3,203,000, or 4.79% from December 31, 2000 to March 31, 2001. The increase in deposits was primarily due to the cyclical cash needs of customers and current market conditions. The additional cash was used to fund securities and loan growth. Making up the net deposit growth for the quarter is an increase of $2,574,000 in time deposits, $1,342,000 in interest-bearing demand, $362,000 in savings, and a decrease in noninterest-bearing demand deposits of $1,075,000.


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

Net income for the three months ended March 31, 2001 was $160,000, or $59,000 more than the same period in 2000. The reason for the increase in earnings was primarily due to an increase in noninterest income of $108,000 and an increase of net interest income of $27,000 partially offset by an increase in noninterest expense of $52,000.

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $27,000, or 3.70% for the three months ended March 31, 2001 compared to the same period in 2000. The increase in net interest income is attributable to the Corporation's average earning assets increasing $4,094,000, or 6.24%, from March 31, 2000 to March 31, 2001.

Noninterest income was up $108,000, or 134.95%, for the three months ended March 31, 2001 versus the same period in 2000. $68,000 of the increase is attributable to the USDA guaranteed loan sale and $31,000 relates to increased fees for customer service. Fees for customer service have increased due to the Bank's new Bounce Protection program that allows all checking customers to overdraft their accounts from $100 to $500, based upon the type of account, without getting checks returned. The Bounce Protection program has resulted in customers overdrafting more checks. However, the Bank's average overdraft balance has only increased from $16,000 for the three months ending March 31, 2000 to $27,000 for the three months ended March 31, 2001. The remaining $9,000 in increased noninterest income relates to security gains and other noninterest income.

Noninterest expense was up $52,000, or 8.93%, for the three months ended March 31, 2001 versus the same period in 2000. The largest fluctuations in this category came from professional fees, occupancy and equipment expense, and loan collection and repossession expense. Professional fees have increased $23,000 compared to the prior year due to increased internal audit costs and final legal bills relating to a lawsuit settlement recorded in fiscal year 2000.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Occupancy and equipment expenses have increased $15,000 due to the addition of a new check sorter and software relating to statement preparation and internet services. Loan collection and repossession expense has decreased by $15,000 due to decreased repossession activity due to better collection efforts.


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

                                                              Capital to risk-
                                                               weighted assets
                                                               ---------------            Tier 1 capital
                                                           Total             Tier 1      to average assets
                                                           -----             ------      -----------------
         Well capitalized                                   10%                6%               5%
         Adequately capitalized                              8%                4%               4%
         Undercapitalized                                    6%                3%               3%

At March 31, 2001 and December 31, 2000, the actual capital ratios for the Bank were:

                                                                      March 31,            December 31,
                                                                         2001                  2000
                                                                         ----                  ----

         Total capital to risk-weighted assets                          10.9%                  10.6%
         Tier 1 capital to risk-weighted assets                          9.7                    9.4
         Tier 1 capital to average assets                                7.1                    7.1

At March 31, 2001 and December 31 2000, the Bank was categorized as well capitalized. However, OSB must obtain prior written approval from the Federal Reserve Bank before paying dividends to its shareholders.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $7,080,000 at March 31, 2001 and $4,710,000 at December 31, 2000. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

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

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          Quarter ended March 31, 2001
                           PART II - OTHER INFORMATION

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

Item 6 -       Exhibits and Reports on Form 8-K:
               --------------------------------

               (a) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 2001.

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OHIO STATE BANCSHARES, INC.
                                     ---------------------------
                                     (Registrant)




Date:   May 4, 2001                  /s/ Gary E. Pendleton
     ----------------------          ---------------------
                                     (Signature)
                                     Gary E. Pendleton
                                     President and Chief Executive Officer




Date:   May 4, 2001                  /s/ Todd M. Wanner
     ----------------------          ------------------
                                     (Signature)
                                     Todd M. Wanner
                                     Vice President and Chief Financial Officer

                                Index to Exhibits

--------------------------------------------------------------------------------

EXHIBIT NUMBER            DESCRIPTION                         PAGE NUMBER
--------------            -----------                         -----------


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