Form 10QSB
period 2001-06-30
OHIO STATE BANCSHARES INC
filed 2001-08-13
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001


/ /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

                                 (740) 387-2265
                        ---------------------------------
                           (Issuer's telephone number)



Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $10.00 par value                    146,000 common shares
                                                  outstanding at August 1, 2001

Transitional Small Business Disclosure Format (check one):
Yes             No    X
     -------       -------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001

--------------------------------------------------------------------------------

                                                                                                               PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets .............................................................    3

         Condensed Consolidated Statements of Income........................................................    4

         Condensed Consolidated Statements of Changes in
           Shareholders' Equity ............................................................................    5

         Condensed Consolidated Statements of Cash Flows ...................................................    6

         Notes to the Condensed Consolidated Financial Statements ..........................................    7


Item 2. Management's Discussion and Analysis................................................................   13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   17

Item 2.  Changes in Securities..............................................................................   17

Item 3.  Defaults Upon Senior Securities....................................................................   17

Item 4.  Submission of Matters to a Vote of Security Holders................................................   17

Item 5.  Other Information..................................................................................   17

Item 6.  Exhibits and Reports on Form 8-K...................................................................   17

SIGNATURES   ...............................................................................................   18

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------


                                                                                    June 30,          December 31,
                                                                                      2001                2000
                                                                                      ----                ----
ASSETS
Cash and due from financial institutions                                        $     2,624,840    $      2,295,635
Federal funds sold                                                                           --           2,414,000
                                                                                ---------------    ----------------
     Cash and cash equivalents                                                        2,624,840           4,709,635
Securities available for sale                                                        13,804,166          10,397,644
Securities held to maturity (fair value June 30, 2001 -
  $4,234,666, December 31, 2000 - $3,696,870)                                         4,162,080           3,664,874
Loans, net                                                                           54,772,526          52,166,770
Premises and equipment, net                                                           1,295,434           1,002,708
Accrued interest receivable                                                             557,887             492,098
Other assets                                                                            580,928             606,752
                                                                                ---------------    ----------------

                                                                                $    77,797,861    $     73,040,481
                                                                                ===============    ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                                        $     7,539,017    $      7,675,081
     Interest-bearing                                                                62,427,070          59,270,451
                                                                                ---------------    ----------------
         Total                                                                       69,966,087          66,945,532
Federal funds purchased                                                                  48,000                  --
Federal Home Loan Bank borrowings                                                     1,350,000                  --
Accrued interest payable                                                                294,896             300,910
Other liabilities                                                                       249,642             262,168
                                                                                ---------------    ----------------
     Total liabilities                                                               71,908,625          67,508,610

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  146,000 shares issued and outstanding                                               1,460,000           1,460,000
Additional paid-in capital                                                            2,652,709           2,652,709
Retained earnings                                                                     1,753,801           1,492,741
Accumulated other comprehensive income (loss)                                            22,726             (73,579)
                                                                                ---------------    ----------------
     Total shareholders' equity                                                       5,889,236           5,531,871
                                                                                ---------------    ----------------

                                                                                $    77,797,861    $     73,040,481
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

                          OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                             Three Months Ended             Six Months Ended
                                                                  JUNE 30,                      JUNE 30,
                                                                  --------                      --------
                                                            2001           2000            2001            2000
                                                            ----           ----            ----            ----
Interest and dividend income
     Loans, including fees                             $ 1,239,637     $ 1,157,874    $  2,472,481     $  2,255,084
     Taxable securities                                    209,505         185,752         393,325          368,603
     Nontaxable securities                                  51,603          49,451          91,438          100,144
     Federal funds sold and other                           31,008           8,816          67,653           21,122
                                                       -----------     -----------    ------------     ------------
         Total interest and dividend income              1,531,753       1,401,893       3,024,897        2,744,953

Interest expense
     Deposits                                              739,020         627,819       1,475,464        1,241,005
     Other borrowings                                       12,388           6,137          20,844           14,482
                                                       -----------     -----------    ------------     ------------
         Total interest expense                            751,408         633,956       1,496,308        1,255,487
                                                       -----------     -----------    ------------     ------------

Net interest income                                        780,345         767,937       1,528,589        1,489,466
Provision for loan losses                                   80,000          75,000         155,000          150,000
                                                       -----------     -----------    ------------     ------------

Net interest income after provision for
  loan losses                                              700,345         692,937       1,373,589        1,339,466

Noninterest income
     Fees for customer services                            114,493          64,685         209,868          129,276
     Gain on sale of loan                                       --              --          68,232               --
     Net gains on sales of securities available
       for sale                                                 --              --           6,020               --
     Other                                                  12,235           6,742          30,404           22,080
                                                       -----------     -----------    ------------     ------------
         Total noninterest income                          126,728          71,427         314,524          151,356
Noninterest expense
     Salaries and employee benefits                        298,806         278,221         581,464          561,457
     Occupancy and equipment                               118,339         101,024         242,649          210,798
     Office supplies                                        31,646          30,626          63,132           55,505
     Professional fees                                      42,068          52,374          98,382           85,611
     Advertising and public relations                       21,705          12,952          46,713           28,781
     Taxes, other than income                               16,467          15,641          32,995           30,091
     Loan collection and repossessions                      13,811          18,726          24,498           43,975
     Credit card processing                                 13,946          15,417          30,330           31,195
     Director expenses                                      12,605          12,651          25,130           26,382
     Other                                                  60,515          64,364         120,765          112,196
                                                       -----------     -----------    ------------     ------------
         Total noninterest expense                         629,908         601,996       1,266,058        1,185,991
                                                       -----------     -----------    ------------     ------------

Income before income taxes                                 197,165         162,368         422,055          304,831
Income tax expense                                          52,412          43,955         117,195           85,560
                                                       -----------     -----------    ------------     ------------


Net income                                             $   144,753     $   118,413    $    304,860     $    219,271
                                                       ===========     ===========    ============     ============

Basic and diluted earnings per share                   $       .99     $       .81    $       2.09     $       1.50
                                                       ===========     ===========    ============     ============
Weighted average shares outstanding                        146,000         146,000         146,000          146,000
                                                       ===========     ===========    ============     ============

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

--------------------------------------------------------------------------------

                                                             Three Months Ended             Six Months Ended
                                                                  JUNE 30,                      JUNE 30,
                                                                  --------                      --------
                                                            2001           2000            2001            2000
                                                            ----           ----            ----            ----

Balance at beginning of period                       $   5,815,643   $   5,129,226  $   5,531,871   $  5,017,295

Cash dividends ($.30 per share in 2001
     and 2000)                                             (43,800)        (43,800)       (43,800)       (43,800)

Comprehensive income:
Net income                                                 144,753         118,413        304,860        219,271
Change in net unrealized gain (loss) on
     securities available for sale, net of
     reclassification and tax effects                      (27,360)         (3,112)        96,305          7,961
                                                     -------------   -------------  -------------   ------------
         Total comprehensive income                        117,393         115,301        401,165        227,232
                                                     -------------   -------------  -------------   ------------

Balance at end of period                             $   5,889,236   $   5,200,727  $   5,889,236   $  5,200,727
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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                           Six Months Ended
                                                                                               JUNE 30,
                                                                                        2001               2000
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $      304,860    $       219,271
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                                   14,066              9,967
         Provision for loan losses                                                       155,000            150,000
         Depreciation and amortization                                                    98,280             84,459
         Gain on sale of loan                                                            (68,232)                --
         Net realized (gains) losses on sales of securities                               (6,020)                --
         Federal Home Loan Bank stock dividends                                           (8,100)            (7,200)
         Change in deferred loan costs                                                   (53,100)            (2,594)
         Change in accrued interest receivable                                           (65,789)           (42,231)
         Change in accrued interest payable                                               (6,014)           (24,460)
         Change in other assets and other liabilities                                    (32,763)           194,333
                                                                                  --------------    ---------------
              Net cash from operating activities                                         332,188            581,545

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                                    (4,723,698)          (570,375)
         Maturities, payments and calls                                                  959,920          1,096,082
         Sales                                                                           506,020                 --
     Securities held to maturity:
         Purchases                                                                      (500,000)                --
         Maturities and calls                                                                 --            150,000
     Loan originations and payments, net                                              (4,409,116)        (2,999,476)
     Loan sale proceeds                                                                1,722,342                 --
     Purchases of premises and equipment                                                (391,006)           (26,948)
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (6,835,538)        (2,350,717)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                            3,020,555           (623,904)
     Proceeds from advance of long-term borrowings                                     1,350,000                 --
     Net changes in short-term borrowings                                                 48,000          1,094,000
     Cash dividends paid                                                                      --            (43,800)
                                                                                  --------------    ---------------
         Net cash from financing activities                                            4,418,555            426,296
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                               (2,084,795)        (1,342,876)

Cash and cash equivalents at beginning of period                                       4,709,635          3,131,869
                                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    2,624,840    $     1,788,993
                                                                                  ==============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                $    1,502,322    $     1,279,947
     Income taxes paid                                                                   121,470                 --

SUPPLEMENTAL NONCASH DISCLOSURES:
     Transfers from loans to other real estate owned and repossessions            $       47,350    $        73,200

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

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at June 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2000, included in its 2000 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2000 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB.

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

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS No. 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS No. 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard has not had a material effect on the Corporations's financial statements.

In June 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company's financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The adoption of this Statement will not impact the Company's financial statements, as it has no intangible assets.


NOTE 2 - SECURITIES

Securities at June 30, 2001 and December 31, 2000 were as follows:


                                                                              JUNE 30, 2001
                                                   ----------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                         COST             GAINS          LOSSES           VALUE
                                                         ----             -----          ------           -----
AVAILABLE FOR SALE
U.S. Treasury                                      $       99,937     $     1,682    $        --    $       101,619
U.S. government and federal agencies                    9,276,671          63,009        (50,211)         9,289,469
Mortgage-backed                                         4,119,985          23,532         (3,579)         4,139,938
                                                   --------------     -----------    -----------    ---------------
  Total debt securities                                13,496,593          88,223        (53,790)        13,531,026
Other securities                                          273,140              --             --            273,140
                                                   --------------     -----------    -----------    ---------------

   Total                                           $   13,769,733     $    88,223    $   (53,790)   $    13,804,166
                                                   ==============     ===========    ===========    ===============

HELD TO MATURITY
State and municipal                                $    4,162,080     $   109,297    $   (36,711)   $     4,234,666
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

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                                                            DECEMBER 31, 2000
                                                   ----------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                         COST             GAINS          LOSSES           VALUE
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
                                                   ==============     ===========    ===========    ===============


Sales of available for sale securities were as follows:


                                               Three Months Ended                       Six Months Ended
                                                    JUNE 30,                                JUNE 30,
                                                    --------                                --------
                                              2001              2000                 2001               2000
                                              ----              ----                 ----               ----
   Proceeds                              $        --        $        --          $   506,020       $        --
   Gross gains                                    --                 --                6,020                --
   Gross losses                                   --                 --                   --                --

The amortized cost and estimated fair values of securities at June 30, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                                        AVAILABLE-FOR-SALE SECURITIES           HELD-TO-MATURITY SECURITIES
                                        -----------------------------           ---------------------------
                                        Amortized             Fair               Amortized            Fair
                                          COST                VALUE                COST               VALUE

   Due in one year or less            $       99,937    $       101,619      $            --    $           --
   Due in one to five years                2,258,413          2,301,054                   --                --
   Due in five to ten years                4,474,473          4,459,923            1,304,997         1,376,930
   Due after ten years                     2,543,785          2,528,492            2,857,083         2,857,736
   Mortgage-backed securities              4,119,985          4,139,938                   --                --
   Other securities                          273,140            273,140                   --                --
                                      --------------    ---------------      ---------------    --------------

                                      $   13,769,733    $    13,804,166      $     4,162,080    $    4,234,666
                                      ==============    ===============      ===============    ==============

Securities with a carrying value of approximately $6,772,000 at June 30, 2001 and $6,521,000 at December 31, 2000 were pledged to secure deposits and for other purposes.

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

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans at June 30, 2001 and December 31, 2000 were as follows:

                                                                       June 30,              December 31,
                                                                         2001                    2000
                                                                         ----                    ----

         Commercial                                               $     14,344,861        $     14,484,055
         Installment                                                    25,713,577              24,891,651
         Real estate                                                    14,036,426              12,087,058
         Credit card                                                       710,695                 743,022
         Other                                                              56,140                  35,556
                                                                  ----------------        ----------------
                                                                        54,861,699              52,241,342
         Net deferred loan costs                                           588,281                 535,181
         Allowance for loan losses                                        (677,454)               (609,753)
                                                                  ----------------        ----------------

                                                                  $     54,772,526        $     52,166,770
                                                                  ================        ================

Activity in the allowance for loan losses was as follows:


                                               Three Months Ended                     Six Months Ended
                                                    JUNE 30,                              JUNE 30,
                                                    --------                              --------
                                               2001            2000                2001            2000
                                               ----            ----                ----            ----

         Balance - beginning of period   $    632,567     $    497,382       $    609,753     $    506,542
         Loans charged-off                    (66,170)         (89,966)          (136,476)        (209,563)
         Recoveries                            31,057           21,383             49,177           56,820
         Provision for loan losses             80,000           75,000            155,000          150,000
                                         ------------     ------------       ------------     ------------

         Balance - June 30               $    677,454     $    503,799       $    677,454     $    503,799
                                         ============     ============       ============     ============

The balance of loans evaluated for impairment on an individual basis at June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000 was not material.

Nonperforming loans were as follows:

                                                                                 June 30,     December 31,
                                                                                   2001          2000
                                                                                   ----          ----

         Loans past due over 90 days still on accrual                        $     71,097     $      6,013
         Loans on nonaccrual                                                      229,226          140,027


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

On June 15, 2001, the Bank borrowed $350,000 from the FHLB in order to reduce the interest rate risk associated with a long-term, fixed-rate commercial real estate loan. This borrowing requires payment of principal and interest monthly for 120 months and has a fixed rate of 5.91%.

The Bank has a line of credit agreement with the FHLB, which is collateralized by a blanket pledge on eligible real estate loans and the Bank's FHLB stock. As of June 30, 2001, the Bank has approximately $5,339,000 available for future advances.


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

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, consist primarily of variable rate commitments. The interest rates on these commitments ranged from 5.50% to 12.00% at June 30, 2001 and 6.25% to 12.50% at December 31, 2000. Outstanding commitments for credit cards had interest rates ranging from 12.00% to 17.90% as of June 30, 2001 and from 12.00% to 18.00% as of December 31, 2000.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at June 30, 2001 and December 31, 2000 follows:


                                                                               June 30,        December 31,
                                                                                 2001              2000
                                                                                 ----              ----

         Commitments to extend credit                                      $    3,293,000     $    2,328,000
         Credit card arrangements                                               2,502,000          2,443,000
         Overdraft protection                                                     845,000                 --
         Letters of credit                                                             --             10,000



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

--------------------------------------------------------------------------------

NOTE 6 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows for the three and six months ended June 30, 2001 and 2000:

                                                          Three Months ended           Six Months Ended
                                                                JUNE 30                     JUNE 30
                                                                -------                     -------
                                                           2001         2000         2001          2000
                                                           ----         ----         ----          ----
         Unrealized holding gains and losses on
           available-for-sale securities              $  (41,455)  $    (4,715)   $  151,936   $    12,062
         Reclassification adjustments for (gains)
           and losses later recognized as income              --            --        (6,020)           --
                                                      ----------   -----------    ----------   -----------
         Net unrealized gains and losses                 (41,455)       (4,715)      145,916        12,062
         Tax effect                                       14,095         1,603       (49,611)       (4,101)
                                                      ----------   -----------    ----------   -----------

         Other comprehensive income (loss)            $  (27,360)  $    (3,112)   $   96,305   $     7,961
                                                      ==========   ===========    ==========   ===========


NOTE 7 - REGULATORY MATTERS

On February 10, 2000, the Corporation entered into a Memorandum of Understanding ("MOU") by and among The Marion Bank, Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation, whereby the Bank had agreed to comply with certain directives which were intended to correct operational deficiencies and improve overall financial condition. Throughout 2000, management satisfactorily completed all provisions of the MOU and on January 18, 2001, this agreement was dissolved. However, in order to continue operational efficiencies and improve the financial condition of the Bank, the Board of Directors resolved to, among other things, develop a long-term strategic plan, maintain a tier 1 capital to average assets ratio of at least 7.0%, and reduce concentrations in indirect automobile lending. If at the end of any quarter this ratio falls below 7.0%, management will provide, in writing, a plan to restore this ratio to the Ohio Division of Financial Institutions and the FDIC. The actual tier 1 capital to average assets ratio for the Bank for the quarter ending June 30, 2001 was 7.41%.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at June 30, 2001, compared to December 31, 2000, and the consolidated results of operations for the three and six months ended June 30, 2001, compared to the same periods in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

The Corporation has experienced 6.51% asset growth since December 31, 2000, as total assets increased $4,758,000 from $73,040,000 at December 31, 2000 to $77,798,000 at June 30, 2001. Most of this growth is attributable to a $3,903,000 net increase in securities and a $2,606,000 net increase in loans. This growth was funded through the $3,021,000 growth in total deposits and the $1,350,000 growth in FHLB borrowings accompanied with the use of $2,085,000 in cash equivalents.

Securities available for sale and securities held to maturity increased $3,903,000 from $14,063,000 at December 31, 2000 to $17,966,000 at June 30,
2001. The increase was primarily the result of $5,224,000 in purchases due to excess cash on hand early in 2001 and $146,000 in appreciation of available for sale securities due to general declines in interest rates, partially offset by $1,466,000 of calls, principle paydowns and sales.

Net loans increased $2,606,000, or 5.00% during the period from December 31, 2000 to June 30, 2001. This is primarily due to net loan originations less payments of $4,409,000 offset by a loan sale of $1,722,000. On February 16, 2001 the Bank sold a commercial loan guaranteed by the United States Department of Agriculture ("USDA") for a pre-tax profit of $68,000. The Bank is not obligated to repurchase this loan and is not subject to a penalty if the loan prepays. Contributing to the net increase in loans was a $822,000, or 3.30%, increase in consumer installment loans and a $1,949,000, or 16.13%, increase in real estate loans. The commercial loan decrease of only $139,000 since year-end was caused by the loan sale nearly being offset by loan originations.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The allowance for loan losses increased to $677,000, or 1.22% of total loans as of June 30, 2001 compared to $610,000, or 1.16% of total loans at December 31, 2000. The increase is due to a provision for loan losses of $155,000 compared to actual net charge-offs of $87,000. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. Should charge-offs, classified loans or delinquencies significantly change, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

Total deposits increased $3,021,000, or 4.51% from December 31, 2000 to June 30, 2001. The increase in deposits was primarily due to the cyclical cash needs of customers and current market conditions. The additional cash was used to fund securities and loan growth. Making up the net deposit growth for the period is an increase of $2,770,000 in time deposits and $501,000 in savings and a decrease in interest-bearing demand deposits of $114,000 and noninterest-bearing demand of $136,000.

Total borrowings from the Federal Home Loan Bank have increased $1,350,000 from December 31, 2000 to June 30, 2001. $350,000 of this total was used to fund a fixed rate commercial real estate loan. Funding this loan with a fixed rate borrowing helped offset the interest rate risk associated with a long-term fixed rate loan. The remaining $1,000,000 was used to purchase a fixed rate bond with a similar maturity. For further discussion regarding the use of these funds and the terms relating to these borrowings see Note 4 of the condensed consolidated financial statements.


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


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net income for the six months ended June 30, 2001 was $305,000, or $86,000 more than the same period in 2000. The reason for the increase in earnings was primarily due to an increase in noninterest income of $163,000 and an increase of net interest income of $39,000 partially offset by an increase in noninterest expense of $80,000.

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $39,000, or 2.63% for the six months ended June 30, 2001 compared to the same period in 2000. The increase in net interest income is attributable to the Corporation's earning assets increasing $6,775,000, or 10.27% from June 30, 2000 to June 30, 2001.

Noninterest income was up $163,000, or 107.80%, for the six months ended June 30, 2001 versus the same period in 2000. $81,000 of the increase relates to increased fees for customer service and $68,000 is attributable to the

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

USDA guaranteed loan sale. Fees for customer service have increased due to the Bank's new Bounce Protection program that allows all checking customers to overdraw their accounts from $100 to $500, based upon the type of account, without getting checks returned. The Bounce Protection program has resulted in customers overdrafting more checks. However, the Bank's overdraft balances have not significantly increased and are currently maintaining an average balance of $50,000. The remaining $14,000 in increased noninterest income relates to security gains and other noninterest income.

Noninterest expense was up $80,000, or 6.75% for the six months ended June 30, 2001 versus the six months ended June 30, 2000. The largest fluctuations in this category came from professional fees, occupancy and equipment expense, advertising and public relations expense, and loan collection and repossession expense. Professional fees have increased $13,000 compared to the prior year due to increased internal audit costs and final legal bills relating to a lawsuit settlement recorded in fiscal year 2000. Occupancy and equipment expenses have increased $32,000 due to the addition of a new check sorter and software relating to statement preparation and internet services. Advertising and public relations expense increased $18,000 primarily due to the campaign for the Corporation's Bounce Protection program. Loan collection and repossession expense has decreased by $19,000 due to decreased repossession activity due to better collection efforts in prior periods. Also contributing to increased noninterest expense is an increase in salaries and employee benefits of $20,000, or 3.57%.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net income for the three months ended June 30, 2001 was $145,000, or $26,000 more than the same period in 2000. The reason for the increase in earnings was primarily due to an increase in noninterest income and an increase of net interest income partially offset by an increase in noninterest expense.

Noninterest income increased by $55,000 for the three months ended June 30, 2001 compared to the same period in 2000. Most of this increase was due to the Bounce Protection program and increased customer service fees.

Net interest income increased by $12,000 for the three months ended June 30, 2001 compared to the same period in 2000. The increase in net interest income is attributable to an increase in the Bank's interest-earning assets and interest-bearing liabilities.

Noninterest expense was up $28,000, or 4.64% for the three months ended June 30, 2001 versus the three months ended June 30, 2000. Salaries and employee benefits were up $21,000 due to the addition of one employee and higher bonus accruals relating to higher overall 2001 earnings. Occupancy and equipment costs were up $18,000 due to the addition of a check sorter and internet services software. Other noninterest expenses were down approximately $21,000 due to various reasons including the non-renewal of certain services, a temporary reduction in employee training costs and reduced expenses relating to debit card services.

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

                                                              Capital to risk-
                                                               weighted assets
                                                               ---------------            Tier 1 capital
                                                           Total             Tier 1      to average assets
                                                           -----             ------      -----------------
         Well capitalized                                   10%                6%               5%
         Adequately capitalized                              8%                4%               4%
         Undercapitalized                                    6%                3%               3%

At June 30, 2001 and December 31, 2000, the actual capital ratios for the Bank were:

                                                                       June 30,            December 31,
                                                                         2001                  2000
                                                                         ----                  ----

         Total capital to risk-weighted assets                          11.4%                  10.6%
         Tier 1 capital to risk-weighted assets                         10.2                    9.4
         Tier 1 capital to average assets                                7.4                    7.1

At June 30, 2001 and December 31, 2000, the Bank was categorized as well capitalized. However, OSB must obtain prior written approval from the Federal Reserve Bank before paying dividends to its shareholders.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $2,625,000 at June 30, 2001 and $4,710,000 at December 31, 2000. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

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

Item 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
               ---------------------------------------------------
               On April 19, 2001, Ohio State Bancshares, Inc. held the Annual Meeting of Shareholders at which shareholders voted upon the election of three directors for a term expiring in 2004. The results of the voting on these matters were as follows:

                  NOMINEE                     VOTES FOR               WITHHELD
                  -------                     ---------               --------
                  Samuel J. Birnbaum            89,781                  4,249
                  F. Winton Lackey              89,165                  4,865
                  John D. Owens                 89,991                  4,039

               The following are directors who were not up for election at the meeting and whose terms of office as directors continued after the meeting:

                  Gary E. Pendleton
                  Lois J. Fisher
                  Lloyd L. Johnston
                  Theodore L. Graham
                  Peter B. Miller
                  Thurman R. Mathews
                  Fred K. White

Item 5 -       OTHER INFORMATION:
               -----------------
               There are no matters required to be reported under this item.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K:
               (a) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended June 30, 2001.



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


                                  OHIO STATE BANCSHARES, INC.
                                  ---------------------------------------------
                                  (Registrant)




Date:   AUGUST 1, 2001            /S/ GARY E. PENDLETON
     ----------------------       ---------------------------------------------
                                  (Signature)
                                  Gary E. Pendleton
                                  President and Chief Executive Officer




Date:   AUGUST 1, 2001            /S/ TODD M. WANNER
     ----------------------       ---------------------------------------------
                                  (Signature)
                                  Todd M. Wanner
                                  Vice President and Chief Financial Officer






--------------------------------------------------------------------------------

                        OHIO STATE BANCSHARES, INC. 19.

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