Form 10QSB
period 2001-09-30
OHIO STATE BANCSHARES INC
filed 2001-11-14
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from _____ to _____.

                         Commission file number: 0-28648
                                                 -------

                           Ohio State Bancshares, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                  34-1816546
----------------------------------      ---------------------------------------
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

Common stock, $10.00 par value                 146,000 common shares
                                               outstanding at November 1, 2001

Transitional Small Business Disclosure Format (check one):
Yes         No    X
    -----       -----

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001

--------------------------------------------------------------------------------

                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets ...................................    3

         Condensed Consolidated Statements of Income..............................    4

         Condensed Consolidated Statements of Changes in
           Shareholders' Equity ..................................................    5

         Condensed Consolidated Statements of Cash Flows .........................    6

         Notes to the Condensed Consolidated Financial Statements ................    7


Item 2. Management's Discussion and Analysis......................................   13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings........................................................   18

Item 2.  Changes in Securities....................................................   18

Item 3.  Defaults Upon Senior Securities..........................................   18

Item 4.  Submission of Matters to a Vote of Security Holders......................   18

Item 5.  Other Information........................................................   18

Item 6.  Exhibits and Reports on Form 8-K.........................................   18

SIGNATURES   .....................................................................   19

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                 September 30,        December 31,
                                                                                      2001                2000
                                                                                      ----                ----
ASSETS
Cash and due from financial institutions                                        $     3,138,150    $      2,295,635
Federal funds sold                                                                    2,762,000           2,414,000
                                                                                ---------------    ----------------
     Cash and cash equivalents                                                        5,900,150           4,709,635
Interest-earning deposits                                                               444,717                  --
Securities available for sale                                                        14,723,869          10,397,644
Securities held to maturity (fair value September 30, 2001 -
  $4,285,234, December 31, 2000 - $3,696,870)                                         4,160,597           3,664,874
Loans, net                                                                           56,473,789          52,166,770
Premises and equipment, net                                                           1,471,142           1,002,708
Accrued interest receivable                                                             521,205             492,098
Other assets                                                                          1,283,701             606,752
                                                                                ---------------    ----------------

                                                                                $    84,979,170    $     73,040,481
                                                                                ===============    ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                                        $     6,814,835    $      7,675,081
     Interest-bearing                                                                68,713,047          59,270,451
                                                                                ---------------    ----------------
         Total                                                                       75,527,882          66,945,532
Other borrowings                                                                      2,643,530                  --
Accrued interest payable                                                                254,378             300,910
Other liabilities                                                                       336,997             262,168
                                                                                ---------------    ----------------
     Total liabilities                                                               78,762,787          67,508,610

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  146,000 shares issued and outstanding                                               1,460,000           1,460,000
Additional paid-in capital                                                            2,652,709           2,652,709
Retained earnings                                                                     1,920,895           1,492,741
Accumulated other comprehensive income (loss)                                           182,779             (73,579)
                                                                                ---------------    ----------------
     Total shareholders' equity                                                       6,216,383           5,531,871
                                                                                ---------------    ----------------

                                                                                $    84,979,170    $     73,040,481
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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                 Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                                     -------------                      -------------
                                                                 2001             2000              2001             2000
                                                             -----------      -----------       -----------      -----------
Interest and dividend income
     Loans, including fees                                   $ 1,276,264      $ 1,218,656       $ 3,748,745      $ 3,473,740
     Taxable securities                                          206,125          156,212           599,450          524,815
     Nontaxable securities                                        53,682           48,696           145,120          148,840
     Federal funds sold and other                                 14,659            2,908            82,312           24,030
                                                             -----------      -----------       -----------      -----------
         Total interest and dividend income                    1,550,730        1,426,472         4,575,627        4,171,425

Interest expense
     Deposits                                                    694,955          665,837         2,170,419        1,906,842
     Other borrowings                                             25,424           29,220            46,268           43,702
                                                             -----------      -----------       -----------      -----------
         Total interest expense                                  720,379          695,057         2,216,687        1,950,544
                                                             -----------      -----------       -----------      -----------

Net interest income                                              830,351          731,415         2,358,940        2,220,881
Provision for loan losses                                         85,000           75,000           240,000          225,000
                                                             -----------      -----------       -----------      -----------

Net interest income after provision for
  loan losses                                                    745,351          656,415         2,118,940        1,995,881

Noninterest income
     Fees for customer services                                  113,225           67,565           323,093          196,841
     Gain on sale of loan                                             --               --            68,232               --
     Net gains (losses) on sales or calls of securities
        available for sale                                         8,224           (1,547)           14,244           (1,547)
     Other                                                        10,375            3,830            40,779           25,910
                                                             -----------      -----------       -----------      -----------
         Total noninterest income                                131,824           69,848           446,348          221,204

Noninterest expense
     Salaries and employee benefits                              308,622          254,225           890,086          815,682
     Occupancy and equipment                                     130,076          131,882           372,725          342,680
     Office supplies                                              31,334           21,040            94,466           76,545
     Professional fees                                            44,631           75,884           143,013          161,495
     Advertising and public relations                             17,861            9,161            64,574           37,942
     Taxes, other than income                                     16,422           13,820            49,417           43,911
     Loan collection and repossessions                             9,931           12,390            34,429           56,365
     Credit card processing                                       15,393           17,774            45,723           48,969
     Director expenses                                            12,366           11,351            37,496           37,733
     Other                                                        60,988           54,897           181,753          167,093
                                                             -----------      -----------       -----------      -----------
         Total noninterest expense                               647,624          602,424         1,913,682        1,788,415
                                                             -----------      -----------       -----------      -----------

Income before income taxes                                       229,551          123,839           651,606          428,670
Income tax expense                                                62,457           18,121           179,652          103,681
                                                             -----------      -----------       -----------      -----------


Net income                                                   $   167,094      $   105,718       $   471,954      $   324,989
                                                             ===========      ===========       ===========      ===========

Basic and diluted earnings per share                         $      1.14      $       .72       $      3.23      $      2.23
                                                             ===========      ===========       ===========      ===========
Weighted average shares outstanding                              146,000          146,000           146,000          146,000
                                                             ===========      ===========       ===========      ===========

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

--------------------------------------------------------------------------------


                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                        -------------                    -------------
                                                    2001            2000             2001               2000
                                                -----------      -----------      -----------       -----------

Balance at beginning of period                  $ 5,889,236      $ 5,200,727      $ 5,531,871       $ 5,017,295

Cash dividends ($.30 per share in 2001
     and 2000)                                           --               --          (43,800)          (43,800)

Comprehensive income:
Net income                                          167,094          105,718          471,954           324,989
Change in net unrealized gain (loss) on
     securities available for sale, net of
     reclassification and tax effects               160,053           71,225          256,358            79,186
                                                -----------      -----------      -----------       -----------
         Total comprehensive income                 327,147          176,943          728,312           404,175
                                                -----------      -----------      -----------       -----------

Balance at end of period                        $ 6,216,383      $ 5,377,670      $ 6,216,383       $ 5,377,670
                                                ===========      ===========      ===========       ===========


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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                     -------------
                                                                                 2001               2000
                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                             $    471,954       $    324,989
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                           22,041             15,137
         Provision for loan losses                                               240,000            225,000
         Depreciation and amortization                                           149,633            127,198
         Gain on sale of loan                                                    (68,232)                --
         Net realized (gains) losses on sales of securities                      (14,244)             1,547
         Federal Home Loan Bank stock dividends                                  (12,200)           (11,100)
         Change in deferred loan costs                                           (40,092)             8,661
         Change in accrued interest receivable                                   (29,107)           (68,609)
         Change in accrued interest payable                                      (46,532)             3,393
         Change in other assets and other liabilities                           (619,982)           163,815
                                                                            ------------       ------------
              Net cash from operating activities                                  53,239            790,031

CASH FLOWS FROM INVESTING ACTIVITIES
         Securities available for sale:
         Purchases                                                            (8,800,655)          (570,375)
         Maturities, payments and calls                                        3,361,760          1,336,338
         Sales                                                                 1,509,770            570,375
     Securities held to maturity:
         Purchases                                                              (500,000)                --
         Maturities and calls                                                         --            150,000
     Purchase of certificate of deposit                                         (444,717)                --
     Loan originations and payments, net                                      (6,275,237)        (3,917,086)
     Loan sale proceeds                                                        1,722,342                 --
     Purchases of premises and equipment                                        (618,067)           (77,224)
                                                                            ------------       ------------
         Net cash from investing activities                                  (10,044,804)        (2,507,972)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                    8,582,350          1,822,117
     Proceeds from advance of long-term borrowings                             2,350,000                 --
     Principle repayments of long-term borrowings                                 (6,470)                --
     Net changes in short-term borrowings                                        300,000         (1,000,000)
     Cash dividends paid                                                         (43,800)           (43,800)
                                                                            ------------       ------------
         Net cash from financing activities                                   11,182,080            778,317
                                                                            ------------       ------------

Net change in cash and cash equivalents                                        1,190,515           (939,624)

Cash and cash equivalents at beginning of period                               4,709,635          3,131,869
                                                                            ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  5,900,150       $  2,192,245
                                                                            ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                          $  2,263,219       $  1,947,151
     Income taxes paid                                                           154,470             13,680

SUPPLEMENTAL NONCASH DISCLOSURES:
     Transfers from loans to other real estate owned and repossessions      $    114,200       $    103,700


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

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at September 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2000, included in its 2000 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2000 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB.

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

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS No. 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS No. 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard has not had a material effect on the Corporation's financial statements.

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


NOTE 2 - SECURITIES

Securities at September 30, 2001 and December 31, 2000 were as follows:

                                                                           September 30, 2001
                                                   ----------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                         Cost             Gains          Losses           Value
                                                         ----             -----          ------           -----
AVAILABLE FOR SALE
U.S. Treasury                                      $       99,951     $     1,384    $        --    $       101,335
U.S. government and federal agencies                    9,749,563         186,004           (755)         9,934,812
Mortgage-backed                                         4,320,177          92,908         (2,603)         4,410,482
                                                   --------------     -----------    -----------    ---------------
  Total debt securities                                14,169,691         280,296         (3,358)        14,446,629
Other securities                                          277,240              --             --            277,240
                                                   --------------     -----------    -----------    ---------------

   Total                                           $   14,446,931     $   280,296    $    (3,358)   $    14,723,869
                                                   ==============     ===========    ===========    ===============

HELD TO MATURITY
State and municipal                                $    4,160,597     $   149,605    $   (24,968)   $     4,285,234
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

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                                            December 31, 2000
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
                                                   ==============     ===========    ===========    ===============


Sales of available for sale securities were as follows:

                                               Three Months Ended                       Nine Months Ended
                                                 September 30,                            September 30,
                                                 -------------                            -------------
                                              2001              2000                 2001               2000
                                              ----              ----                 ----               ----
   Proceeds                              $ 1,003,750        $   570,375          $ 1,509,770       $   570,375
   Gross gains                                 5,191                 --               11,211                --
   Gross losses                                   --              1,547                   --             1,547
   Gross gains from calls prior to maturity    3,033                 --                3,033                --

Contractual maturities of securities at September 30, 2001were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                        Available-for-Sale Securities           Held-to-Maturity Securities
                                        -----------------------------           ---------------------------
                                         Amortized             Fair               Amortized            Fair
                                           Cost                Value                Cost               Value
                                           ----                -----                ----               -----

   Due in one year or less            $       99,951    $       101,335      $            --    $           --
   Due in one to five years                3,279,790          3,375,668                   --                --
   Due in five to ten years                4,412,342          4,499,982            1,304,565         1,391,875
   Due after ten years                     2,057,431          2,059,162            2,856,032         2,893,359
   Mortgage-backed securities              4,320,177          4,410,482                   --                --
   Other securities                          277,240            277,240                   --                --
                                      --------------    ---------------      ---------------    --------------

                                      $   14,446,931    $    14,723,869      $     4,160,597    $    4,285,234
                                      ==============    ===============      ===============    ==============

Securities with a carrying value of approximately $5,640,000 at September 30, 2001 and $6,521,000 at December 31, 2000 were pledged to secure deposits and for other purposes.



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

--------------------------------------------------------------------------------


NOTE 3 - LOANS

Loans at September 30, 2001 and December 31, 2000 were as follows:

                                                                    September 30,            December 31,
                                                                         2001                    2000
                                                                         ----                    ----

         Commercial                                               $      8,250,167        $      6,770,072
         Installment                                                    24,666,279              24,891,651
         Real estate                                                    22,937,737              19,801,041
         Credit card                                                       715,117                 743,022
         Other                                                              34,131                  35,556
                                                                  ----------------        ----------------
                                                                        56,603,431              52,241,342
         Net deferred loan costs                                           575,273                 535,181
         Allowance for loan losses                                        (704,915)               (609,753)
                                                                  ----------------        ----------------

                                                                  $     56,473,789        $     52,166,770
                                                                  ================        ================


Activity in the allowance for loan losses was as follows:

                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                         September 30,
                                                  -------------                         -------------
                                               2001            2000                2001            2000
                                               ----            ----                ----            ----

         Balance - beginning of period   $    677,454     $    503,799       $    609,753     $    506,542
         Loans charged-off                    (78,474)        (101,851)          (214,950)        (311,414)
         Recoveries                            20,935           31,195             70,112           88,015
         Provision for loan losses             85,000           75,000            240,000          225,000
                                         ------------     ------------       ------------     ------------

         Balance - September 30          $    704,915     $    508,143       $    704,915     $    508,143
                                         ============     ============       ============     ============

The balance of loans evaluated for impairment on an individual basis at September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000 was not material.

Nonperforming loans were as follows:

                                                                                 September 30,  December 31,
                                                                                   2001            2000
                                                                                   ----            ----

         Loans past due over 90 days still on accrual                        $     50,854     $      6,013
         Loans on nonaccrual                                                      332,046          140,027

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

On June 15, 2001, the Bank borrowed $350,000 from the FHLB in order to reduce the interest rate risk associated with a long-term, fixed-rate commercial real estate loan. This borrowing requires payment of principal and interest monthly for 120 months and has a fixed rate of 5.91%. The balance of this borrowing at September 30, 2001 was $343,530.

The Bank has a line of credit agreement with the FHLB, which is collateralized by a blanket pledge on eligible real estate loans and the Bank's FHLB stock. Besides the long-term advances listed above, the Bank has a 3.77%, $1,000,000, 6-month advance due January 23, 2002. As of September 30, 2001, the Bank has approximately $6,280,000 still available for future advances.

In July of 2001, OSB established a line of credit for $1,500,000 with a large national bank. OSB will use this borrowing to infuse capital into the Bank to meet short-term capital needs. At September 30, 2001, OSB had $300,000 drawn on this line at 4.45%.


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

Commitments to extend credit, primarily in the form of undisbursed portions of approved lines of credit, consist primarily of variable rate commitments. The interest rates on these commitments ranged from 5.25% to 12.00% at September 30, 2001 and 6.25% to 12.50% at December 31, 2000. Outstanding commitments for credit cards had interest rates ranging from 11.50% to 17.90% as of September 30, 2001 and from 12.00% to 18.00% as of December 31, 2000.


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

--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at September 30, 2001 and December 31, 2000 follows:

                                                                            September 30,      December 31,
                                                                                 2001              2000
                                                                                 ----              ----

         Commitments to extend credit                                      $    4,243,000     $    2,328,000
         Credit card arrangements                                               2,581,000          2,443,000
         Overdraft protection                                                     838,000                 --
         Letters of credit                                                             --             10,000


NOTE 6 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows for the three and nine months ended September 30, 2001 and 2000:

                                                          Three Months ended           Nine Months Ended
                                                             September 30                September 30
                                                             ------------                ------------
                                                           2001         2000         2001          2000
                                                           ----         ----         ----          ----
         Unrealized holding gains and losses on
           available-for-sale securities              $  250,729   $   106,370    $  402,665   $   118,432
         Reclassification adjustments for (gains)
           and losses later recognized as income          (8,224)        1,547       (14,244)        1,547
                                                      ----------   -----------    ----------   -----------
         Net unrealized gains and losses                 242,505       107,917       388,421       119,979
         Tax effect                                      (82,452)      (36,692)     (132,063)      (40,793)
                                                      ----------   -----------    ----------   -----------

         Other comprehensive income                   $  160,053   $    71,225    $  256,358   $    79,186
                                                      ==========   ===========    ==========   ===========


NOTE 7 - REGULATORY MATTERS

On February 10, 2000, the Corporation entered into a Memorandum of Understanding ("MOU") by and among The Marion Bank, Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation, whereby the Bank had agreed to comply with certain directives which were intended to correct operational deficiencies and improve overall financial condition. Throughout 2000, management satisfactorily completed all provisions of the MOU and on January 18, 2001, this agreement was dissolved. However, in order to continue operational efficiencies and improve the financial condition of the Bank, the Board of Directors resolved to, among other things, develop a long-term strategic plan, maintain a tier 1 capital to average assets ratio of at least 7.0%, and reduce concentrations in indirect automobile lending. If at the end of any quarter this ratio falls below 7.0%, management will provide, in writing, a plan to restore this ratio to the Ohio Division of Financial Institutions and the FDIC. The actual tier 1 capital to average assets ratio for the Bank for the quarter ending September 30, 2001 was 7.56%.


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at September 30, 2001, compared to December 31, 2000, and the consolidated results of operations for the three and nine months ended September 30, 2001, compared to the same periods in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

The Corporation has experienced 16.35% asset growth since December 31, 2000, as total assets increased $11,939,000 from $73,040,000 at December 31, 2000 to $84,979,000 at September 30, 2001. Most of this growth is attributable to a $5,267,000 net increase in securities and interest-earning deposits, a $4,307,000 net increase in loans, a $1,191,000 increase in cash and cash equivalents, a $468,000 increase in premises and equipment, and a $677,000 increase in other assets. The increase in premises and equipment was the result of constructing a 1,300 square foot addition and adding a sprinkler system to the Main Street location. The increase in other assets was caused by a $668,000 payment to a Bank owned life insurance policy that will be used as an investment to pay for executive post-retirement benefits. This asset growth was funded through $8,582,000 growth in total deposits and $2,644,000 growth in FHLB borrowings.

Securities available for sale and securities held to maturity increased $4,821,000 from $14,063,000 at December 31, 2000 to $18,884,000 at September 30,
2001. The increase was primarily the result of $9,301,000 in purchases due to excess cash on hand early in the first quarter and again late in the third quarter of 2001 partially offset by $4,872,000 of calls, principle paydowns and sales. Also contributing to the change in securities was $388,000 in appreciation of available for sale securities and a $445,000 increase in interest-earning deposits in other financial institutions. The interest-earning deposits are in the form of FDIC insured certificate of deposit accounts and were purchased due to their favorable yield compared to other investments of similar maturity.

Net loans increased $4,307,000, or 8.26% during the period from December 31, 2000 to September 30, 2001. This is primarily due to net loan originations less payments of $6,275,000 offset by a loan sale of $1,722,000. On February 16, 2001 the Bank sold a commercial loan guaranteed by the United States Department of Agriculture


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------



("USDA") for a pre-tax profit of $68,000. The Bank is not obligated to repurchase this loan and is not subject to a penalty if the loan prepays. Contributing to the net increase in loans was a $1,480,000, or 21.86%, increase in commercial loans and a $3,137,000, or 15.84%, increase in real estate loans. These large increases were due to management's strategy to de-emphasize the installment portfolio as a percent of total loans. This strategy is aimed at increasing the diversity of the total loan portfolio and softens the impact of the credit risk inherent in an installment portfolio.

The allowance for loan losses increased to $705,000, or 1.23%, of total loans as of September 30, 2001 compared to $610,000, or 1.16%, of total loans at December 31, 2000. The increase is due to a provision for loan losses of $240,000 compared to actual net charge-offs of $145,000. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. Should charge-offs, classified loans or delinquencies significantly change, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

Total deposits increased $8,582,000, or 12.82%, from December 31, 2000 to September 30, 2001. The increase in deposits was primarily due to the cyclical cash needs of customers and current market conditions. The additional cash was used to fund securities and loan growth. Making up the net deposit growth for the period is an increase in interest-bearing demand deposits of $4,637,000, an increase in time deposits of $3,904,000, an increase in savings accounts of $901,000 and a decrease in noninterest-bearing demand deposits of $860,000.

Total borrowings from the Federal Home Loan Bank have increased $2,344,000 from December 31, 2000 to September 30, 2001. $350,000 of this total was used to fund a fixed rate commercial real estate loan. Funding this loan with a fixed rate borrowing helped offset the interest rate risk associated with a long-term fixed rate loan. $1,000,000 was used to purchase a fixed rate bond with a similar maturity. The remaining $1,000,000 is a six month advance that was taken when loan growth temporarily exceeded deposit growth. For further discussion regarding the use of these funds and the terms relating to these borrowings see
Note 4 of the condensed consolidated financial statements.

Included in other borrowings at September 30, 2001 is $300,000 drawn on a $1,500,000 line of credit from a large national bank. This line is maintained at OSB and is used to fund short-term capital needs at the Bank when asset growth exceeds capital growth obtained through retained earnings alone. OSB has no immediate plans to increase this borrowing.


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


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------



NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net income for the nine months ended September 30, 2001 was $472,000, or $147,000, more than the same period in 2000. The reason for the increase in earnings was primarily due to an increase in noninterest income of $225,000 and an increase of net interest income of $138,000 partially offset by an increase in noninterest expense of $126,000 and an increase $76,000 in federal income tax expense relating to higher 2001 earnings.

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $138,000, or 6.22% for the nine months ended September 30, 2001 compared to the same period in 2000. The increase in net interest income is attributable to the Corporation's average earning assets increasing $6,603,000, or 9.90%, from the nine months ended September 30, 2000 to the nine months ended September 30, 2001.

Noninterest income was up $225,000, or 101.78%, for the nine months ended September 30, 2001 versus the same period in 2000. $126,000 of the increase relates to increased fees for customer service, $68,000 is attributable to the USDA guaranteed loan sale, and $16,000 relates to gains from the sale and calls of securities available for sale. Fees for customer service have increased due to the Bank's new Bounce Protection program that allows all checking customers to overdraw their accounts from $100 to $500, based upon the type of account, without getting checks returned. The Bounce Protection program has resulted in customers overdrafting more checks. However, the Bank's overdraft balances have not significantly increased and are currently maintaining an average balance of $40,000.

Noninterest expense was up $125,000, or 7.00% for the nine months ended September 30, 2001 versus the nine months ended September 30, 2000. The largest fluctuations in this category came from increases in salaries and employee benefits, occupancy and equipment expense, and advertising and public relations expense partially offset by decreases in loan collection and repossession expense and professional fees. Salaries and employee benefits have increased $74,000 compared to the prior year due to normal raises, the addition of a branch manager, and higher executive bonus accruals tied to the Bank's increased earnings performance. Occupancy and equipment expenses have increased $30,000 due to the addition of a new check sorter and software relating to statement preparation and internet services. Advertising and public relations expense increased $27,000 primarily due to the campaign for the Corporation's Bounce Protection program and increased television and billboard adds. Loan collection and repossession expense has decreased by $22,000 due to decreased repossession activity due to better collection efforts in prior periods. Professional fees have decreased $18,000 compared to the prior year due to higher legal and accounting fees in 2000 associated with a legal settlement and fulfillment of the Memorandum Of Understanding ("MOU"). Both the legal settlement and the MOU are discussed in greater detail within the 2000 annual report.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net income for the three months ended September 30, 2001 was $167,000, or $61,000 more than the same period in 2000. The reason for the increase in earnings was primarily due to an increase in net interest income and an increase of noninterest income partially offset by an increase in noninterest expense.

Net interest income increased by $99,000 for the three months ended September 30, 2001 compared to the same period in 2000. The increase in net interest income is attributable to an increase in the Bank's interest-earning assets and interest-bearing liabilities.

Noninterest income increased by $62,000 for the three months ended September 30, 2001 compared to the same period in 2000. Most of this increase was due to the Bounce Protection program, increased customer service fees, and the gains from sales and call of available for sale securities.


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------



Noninterest expense was up $45,000, or 7.50%, for the three months ended September 30, 2001 versus the three months ended September 30, 2000. Salaries and employee benefits were up $55,000 due to the addition of one employee and higher bonus accruals relating to higher overall 2001 earnings. Office supply expenses were up $10,000 due to various reasons including a higher volume of customer mailings and more sophisticated office equipment. Advertising expenses were up $9,000 due to increased television and billboard advertising. Professional fees have decreased for the three months ending September 30, 2001 as compared to the same period in the previous year by $31,000. This was due to the increased costs in 2000 related to the MOU and legal bills associated with a lawsuit settlement.

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

                                                              Capital to risk-
                                                               weighted assets
                                                               ---------------            Tier 1 capital
                                                           Total             Tier 1      to average assets

         Well capitalized                                   10%                6%               5%
         Adequately capitalized                              8%                4%               4%
         Undercapitalized                                    6%                3%               3%

At September 30, 2001 and December 31, 2000, the actual capital ratios for the Bank were:

                                                                    September 30,          December 31,
                                                                         2001                  2000
                                                                         ----                  ----

         Total capital to risk-weighted assets                          11.5%                  10.6%
         Tier 1 capital to risk-weighted assets                         10.3                    9.4
         Tier 1 capital to average assets                                7.6                    7.1

At September 30, 2001 and December 31, 2000, the Bank was categorized as well capitalized. However, OSB must obtain prior written approval from the Federal Reserve Bank before paying dividends to its shareholders.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments)


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


totaled $5,900,000 at September 30, 2001 and $4,710,000 at December 31, 2000.
These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

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

Item 6 -       Exhibits and Reports on Form 8-K:
               ---------------------------------
               (a) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 2001.



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




Date:   November 7, 2001              /s/ Gary E. Pendleton
     ----------------------           ------------------------------------------
                                      (Signature)
                                      Gary E. Pendleton
                                      President and Chief Executive Officer




Date:   November 7, 2001              /s/ Todd M. Wanner
     ----------------------           ------------------------------------------
                                      (Signature)
                                      Todd M. Wanner
                                      Vice President and Chief Financial Officer



--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.

                                Index to Exhibits

--------------------------------------------------------------------------------


EXHIBIT NUMBER                              DESCRIPTION                                   PAGE NUMBER
--------------                              -----------                                   -----------

          99                     Safe Harbor Under the Private                Incorporated by reference to Exhibit 99 to
                                 Securities Litigation Reform Act             Annual Report on Form 10-KSB for the year
                                 of 1995                                      ended December 31, 1999 filed by the Small
                                                                              Business Issuer on March 29, 2000.



--------------------------------------------------------------------------------