Form 10KSB40
period 2001-12-31
OHIO STATE BANCSHARES INC
filed 2002-04-01
CIK 919644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark one)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ................. to ..................

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for the year ended December 31, 2001 was: $6,745,457

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of March 25, 2002 based on the last trade price of $61.00 was $6,111,285.

At March 25, 2002, there were issued and outstanding 146,000 of the Issuer's Common Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's 2001 annual report to security holders are incorporated by reference into Item 1, Item 6 and Item 7 and are attached as exhibit 99.2. Portions of the Issuer's Proxy Statement to be separately filed and dated approximately March 29, 2002, are incorporated by reference into Item 9, Item 10, Item 11, and Item 12.

Transitional Small Business Disclosure Form (check one): Yes  [  ]     No  [X]

                                     INDEX

                                  FORM 10-KSB

PART I
------

       ITEM 1.     Description of Business.....................................................    3

       ITEM 2.     Description of Property.....................................................    4

       ITEM 3.     Legal Proceedings...........................................................    4

       ITEM 4.     Submission of Matters to a Vote of Security Holders.........................    5


PART II
-------

       ITEM 5.     Market for Common Equity and Related Shareholder Matters....................    5

       ITEM 6.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................................    5

       ITEM 7.     Financial Statements........................................................    5

       ITEM 8.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.........................................    6


PART III
--------

       ITEM 9.     Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act...........................    6

       ITEM 10.    Executive Compensation......................................................    6

       ITEM 11.    Security Ownership of Certain Beneficial Owners and Management..............    6

       ITEM 12.    Certain Relationships and Related Transactions..............................    6

       ITEM 13.    Exhibits and Reports on Form 8-K............................................    7


SIGNATURES         ............................................................................    8




-------------------------------------------------------------------------------

                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS

At the annual shareholders' meeting held on April 13, 1995, The Marion Bank's ("Bank") shareholders approved a plan of reorganization whereby they would exchange their shares of Bank stock for the common stock of Ohio State Bancshares, Inc. ("OSB"), together referred to as the Corporation. OSB received approval from the Board of Governors of the Federal Reserve System during early 1996 and the reorganization was consummated on May 16, 1996. The principal business of OSB is presently to operate the Bank, which is a wholly-owned subsidiary and its principal asset. OSB and the main office of the Bank are located at 111 South Main Street, Marion, Ohio 43302. The Corporation's telephone number is (740) 387-2265.

Although wholly-owned by OSB, the Bank functions as an independent community bank. The Bank was chartered as an Ohio banking corporation on March 24, 1988 and commenced operations on August 23, 1988. The Bank offers a full range of commercial banking services, including commercial loans, real estate loans and various types of consumer loans; checking, savings and time deposits; money market accounts; travelers checks; pre-approved overdraft protection; safe deposit boxes and other customary nondeposit banking services. The Bank is an agent for Visa credit cards and is a merchant depository for cardholder sales drafts. At the present time, the Bank does not have a trust department, but can provide access to this service through correspondent banks. The Bank is a member of 24-hour automated teller networks. It also offers two lanes of drive-up banking services at each banking location.

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

On November 12, 1999, former President Clinton signed the Graham-Leach-Bliley Act of 1999 (the "GLB Act"), which is intended to modernize the financial services industry. The GLB Act refines large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Beginning March 11, 2000, new opportunities are available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services.

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



-------------------------------------------------------------------------------

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

The GLB Act provides a federal right to privacy of non-public personal information of individual customers. Federal regulatory agencies with primary supervisory authority over numerous financial institutions have responsibility for implementing this privacy provision and are currently in the process of adopting regulations. FCBC and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

REGULATION OF THE BANK: The Bank is chartered in the State of Ohio and regulated by the Ohio Department of Commerce, Division of Financial Institutions and the Federal Deposit Insurance Corporation. These regulatory agencies have the authority to examine the books and records of the Bank, and the Bank is subject to their rules and regulations.

EMPLOYEES

As of December 31, 2001, the Bank employed 29 full-time and 7 part-time employees.

STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

The statistical disclosures required by bank holding companies is incorporated by reference and are included on page 2 under the heading Summary of Selected Financial Data, in Footnotes 3, 5 and 6 to the consolidated financial statements on pages 12 through 15 and in the managements discussion and analysis on pages 24 through 31 of the Corporation's 2001 Annual Report and is attached as Exhibit 99.2.

Nonaccrual loans for the Bank were $225,473 at December 31, 2001. If these loans had been performing in accordance with their original terms, and not placed on nonaccrual status, an additional $18,971 would have been recognized as interest income in 2001. Additional information regarding nonaccrual, past due and restructured loans is incorporated by reference and is included on pages 13 and 26 of the Corporation's 2001 Annual Report and is attached as
Exhibit 99.2.

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




-------------------------------------------------------------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Corporation's December 31, 2001 fiscal year end.


                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of the Corporation trades infrequently and is not traded on any established securities market. Parties interested in buying or selling the Corporation's stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI).

For 2001 and 2000, bid and ask quotations were obtained from CBI, which handles a limited amount of the Corporation's stock transactions. The quotations are inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

       2001                    Low Bid          High Bid              Low Ask             High Ask
       ----                    -------          --------              -------             --------

     1st Qtr.              $     53.00      $      55.00        $       57.00         $      57.00
     2nd Qtr.                    55.00             56.00                58.00                58.00
     3rd Qtr.                    57.50             57.50                58.00                59.50
     4th Qtr.                    57.50             59.00                59.50                61.00

       2000
       ----

     1st Qtr.              $     51.00      $      51.00        $       53.00         $      53.00
     2nd Qtr.                    51.00             51.00                53.00                53.00
     3rd Qtr.                    51.00             53.00                53.00                55.00
     4th Qtr.                    53.00             55.00                55.00                57.00

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation's stock, these prices may not reflect the prices at which the stock would trade in an active market.

The Corporation has 500,000 authorized and 146,000 outstanding shares of common stock held by approximately 481 shareholders as of December 31, 2001. The Corporation paid cash dividends of $0.30 per share in June and December of 2001 and 2000, resulting in a total amount of $0.60 per share in 2001 and 2000.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information concerning Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 22 through 35 of the 2001 Annual Report and is attached as exhibit 99.2.


ITEM 7 - FINANCIAL STATEMENTS

Information concerning the audited consolidated financial statements of the Corporation for 2001 and 2000 appears on pages 3 through 21 of the 2001 Annual Report and is attached as exhibit 99.2.



-------------------------------------------------------------------------------

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



                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning Directors and Executive Officers of the Corporation appears on pages 3 through 5 under the captions Election of Directors and Securities Ownership of Certain Beneficial Owners and Management and on page 11 under the captions Compliance With Section 16(A) of the Securities Exchange Act of 1934 in the Corporation's Definitive Proxy Statement dated March 29, 2002 for the Annual Meeting of Shareholders to be held on April 18, 2002, and is incorporated herein by reference.


ITEM 10 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on page 8 under the captions Executive Compensation and Other Information in the Corporation's Definitive Proxy Statement dated March 29, 2002 for the Annual Meeting of Shareholders to be held on April 18, 2002, and is incorporated herein by reference.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is contained on pages 3 through 5 under the captions Election of Directors and Securities Ownership of Certain Beneficial Owners and Management in the Corporation's Definitive Proxy Statement dated March 29, 2002 for the Annual Meeting of Shareholders to be held on April 18, 2002, and is incorporated herein by reference.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on page 10 under the caption Certain Transactions in the Corporation's Definitive Proxy Statement dated March 29, 2002 for the Annual Meeting of Shareholders to be held on April 18, 2002 and is incorporated herein by reference.










-------------------------------------------------------------------------------

ITEM 13 - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)     EXHIBITS

                                                                               Reference to
  Regulation S-B                                                               Prior Filing
      Exhibit                                                                 Exhibit Number
      Number                     Description of Document                      Attached Hereto    Date Filed
      ------                     -----------------------                      ---------------    ----------

        3.1               Amended Articles of Incorporation of
                            the Corporation                                          *           03/29/2000

        3.2               Code of Regulations of the Corporation                     *           03/29/2000

        4                 Form of Shares Certificate of Common Shares               ***

       10.1               Lease Agreement Between Henney and
                            Cooper, Inc. and The Marion Bank for
                            Branch on Richland Road in Marion, Ohio                  *           03/24/1997

       10.2               Executive Indexed Salary Continuation
                            Plan Agreement for President                             *           03/24/1997

       10.3               Executive Indexed Salary Continuation
                            Plan Agreement for Executive Officers                    *           03/27/1998

       10.4               Executive Change of Control Agreement                      *           03/30/2001

       20                 Proxy Statement for the 2001 Annual                       **
                            Meeting of the Shareholders

       21                 Subsidiaries of the Registrant                            ***

       99.1               Safe Harbor under the Private Securities
                            Litigation Reform Act of 1995                            *           03/26/1999

       99.2               Ohio State Bancshares 2001 Annual Report               Attached

* Indicates documents which have been previously filed as separate pages of the Corporation's annual report on Form 10-KSB in prior years. The dates listed represent the filing dates. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request.

** The indicated exhibit was separately filed by the Corporation and such document is incorporated herein by reference.

*** Indicates documents which have been previously filed as part of the Issuer's Registration Statement under the Securities Act of 1933 on Form S-4 (file number 33-75866) dated April 18, 1994 and amended and declared effective April 16, 1995. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request from the Issuer.

(b)     REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.





-------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OHIO STATE BANCSHARES, INC.

     March 28, 2002                By:    /s/GARY E. PENDLETON
--------------------------            ----------------------------------------
           Date                           Gary E. Pendleton, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on April 19, 2001.

              Signatures                                         Signatures
              ----------                                         ----------


     /s/GARY E. PENDLETON                                      /s/LLOYD L. JOHNSTON
--------------------------------------------             ------------------------------------------------
Gary E. Pendleton                                        Lloyd L. Johnston
President and Chief Executive Officer, Director          Director


     /s/THEODORE L. GRAHAM                                     /s/F. WINTON LACKEY
--------------------------------------------             ------------------------------------------------
Theodore L. Graham                                       F. Winton Lackey
Director                                                 Director


     /s/FRED K. WHITE                                          /s/THURMAN R. MATHEWS
--------------------------------------------             ------------------------------------------------
Fred K. White                                            Thurman R. Mathews
Director, Chairman of the Board                          Director


     /s/SAMUEL J. BIRNBAUM                                     /s/PETER B. MILLER
--------------------------------------------             ------------------------------------------------
Samuel J. Birnbaum                                       Peter B. Miller
Director                                                 Director


     /s/LOIS J. FISHER                                         /s/JOHN D. OWENS
--------------------------------------------             ------------------------------------------------
Lois J. Fisher                                           John D. Owens
Director                                                 Director





-------------------------------------------------------------------------------