Form 10QSB
period 2002-03-31
OHIO STATE BANCSHARES INC
filed 2002-05-15
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from _____ to _____.

                         Commission file number: 0-28648
                                                 -------

                           Ohio State Bancshares, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Ohio                                 34-1816546
--------------------------------     ----------------------------------------
 (State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)

                    111 South Main Street, Marion, Ohio 43302
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (740) 387-2265
                           --------------------------
                           (Issuer's telephone number)



Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $10.00 par value                    146,000 common shares
                                                  outstanding at May 10, 2002

Transitional Small Business Disclosure Format (check one):
Yes               No     X
      -------         -------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002

------------------------------------------------------------------------------

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets ..........................    3

         Condensed Consolidated Statements of Income.....................    4

         Condensed Consolidated Statements of Changes in
           Shareholders' Equity .........................................    5

         Condensed Consolidated Statements of Cash Flows ................    6

         Notes to the Condensed Consolidated Financial Statements .......    7


Item 2. Management's Discussion and Analysis.............................   12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   16

Item 2.  Changes in Securities...........................................   16

Item 3.  Defaults Upon Senior Securities.................................   16

Item 4.  Submission of Matters to a Vote of Security Holders.............   15

Item 5.  Other Information..............................................    16

Item 6.  Exhibits and Reports on Form 8-K..............................     16

SIGNATURES   ..........................................................     17

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------


                                                                                   March 31,          December 31,
                                                                                      2002                2001
                                                                                      ----                ----
ASSETS
Cash and due from financial institutions                                      $    2,559,442           $    3,698,341
Interest-earning demand deposits                                                        --                  2,613,055
Federal funds sold                                                                 2,898,000                1,891,000
                                                                              --------------           --------------
     Cash and cash equivalents                                                     5,457,442                8,202,396
Interest-earning deposits                                                            453,956                  449,387
Securities available for sale                                                     18,042,503               17,758,732
Securities held to maturity (fair value March 31, 2002 -
  $4,717,069, December 31, 2001 - $4,177,979)                                      4,691,754                4,159,220
Loans, net                                                                        57,799,579               57,493,391
Premises and equipment, net                                                        1,447,769                1,469,560
Accrued interest receivable                                                          591,182                  526,682
Other assets                                                                       1,435,366                1,347,418
                                                                              --------------           --------------

                                                                              $   89,919,551           $   91,406,786
                                                                              ==============           ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                                      $    7,863,598           $    9,065,846
     Interest-bearing                                                             73,337,421               72,720,780
                                                                              --------------           --------------
         Total                                                                    81,201,019               81,786,626
Borrowings                                                                         1,830,300                2,836,963
Accrued interest payable                                                             197,251                  233,542
Other liabilities                                                                    359,424                  334,646
                                                                              --------------           --------------
     Total liabilities                                                            83,587,994               85,191,777

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  146,000 shares issued and outstanding                                            1,460,000                1,460,000
Additional paid-in capital                                                         2,652,709                2,652,709
Retained earnings                                                                  2,273,439                2,058,427
Accumulated other comprehensive income (loss)                                        (54,591)                  43,873
                                                                              --------------           --------------
     Total shareholders' equity                                                    6,331,557                6,215,009
                                                                              --------------           --------------

                                                                              $   89,919,551           $   91,406,786
                                                                              ==============           ==============






--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                        ---------
                                                                              2002                     2001
                                                                              ----                     ----
Interest and dividend income
     Loans, including fees                                             $    1,223,446           $    1,232,844
     Taxable securities                                                       235,383                  183,820
     Nontaxable securities                                                     58,435                   39,835
     Federal funds sold and other                                              14,364                   36,645
                                                                       --------------           --------------
         Total interest and dividend income                                 1,531,628                1,493,144

Interest expense
     Deposits                                                                 548,910                  736,444
     Other borrowings                                                          24,097                    8,456
                                                                       --------------           --------------
         Total interest expense                                               573,007                  744,900
                                                                       --------------           --------------

Net interest income                                                           958,621                  748,244

Provision for loan losses                                                     100,000                   75,000
                                                                       --------------           --------------

Net interest income after provision for loan losses                           858,621                  673,244

Noninterest income
     Fees for customer services                                               119,414                   95,375
     Gain on sale of loan                                                        --                     68,232
     Net gains on sales or calls of securities                                   --                      6,020
     Other                                                                     19,860                   18,169
                                                                       --------------           --------------
         Total noninterest income                                             139,274                  187,796

Noninterest expense
     Salaries and employee benefits                                           340,650                  282,658
     Occupancy and equipment                                                  128,259                  124,310
     Office supplies                                                           36,998                   31,486
     Professional fees                                                         35,808                   56,314
     Advertising and public relations                                          16,994                   25,008
     Taxes, other than income                                                  17,750                   16,528
     Loan collection and repossessions                                         18,314                   10,687
     Credit card processing                                                    18,929                   16,384
     Director expenses                                                         12,480                   12,525
     Other                                                                     73,557                   60,250
                                                                       --------------           --------------
         Total noninterest expense                                            699,739                  636,150
                                                                       --------------           --------------

Income before income taxes                                                    298,156                  224,890
Income tax expense                                                             83,144                   64,783
                                                                       --------------           --------------

Net income                                                             $      215,012           $      160,107
                                                                       ==============           ==============

Basic and diluted earnings per share                                   $         1.47           $         1.10
                                                                       ==============           ==============

Weighted average shares outstanding                                           146,000                  146,000

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

--------------------------------------------------------------------------------------------------------


                                                                           Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                         2002               2001
                                                                         ----               ----

Balance at beginning of period                                    $    6,215,009      $    5,531,871

Comprehensive income:
Net income                                                               215,012             160,107
Change in net unrealized gain (loss) on
     securities available for sale, net of
     reclassification and tax effects                                    (98,464)            123,665
                                                                  --------------      --------------
         Total comprehensive income                                      116,548             283,772
                                                                  --------------      --------------

Balance at end of period                                          $    6,331,557      $    5,815,643
                                                                  ==============      ==============






















--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                                  ---------
                                                                                        2002                     2001
                                                                                        ----                     ----
Cash flows from operating activities
     Net income                                                                 $      215,012           $      160,107
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                                 12,304                    6,657
         Provision for loan losses                                                     100,000                   75,000
         Depreciation and amortization                                                  52,808                   47,155
         Gain on sale of loan                                                             --                    (68,232)
         Net realized gains on sales of securities                                        --                     (6,020)
         Federal Home Loan Bank stock dividends                                         (3,200)                  (4,100)
         Change in deferred loan costs                                                   2,224                  (41,264)
         Change in accrued interest receivable                                         (64,500)                 (27,016)
         Change in accrued interest payable                                            (36,291)                  38,098
         Change in other assets and other liabilities                                   25,008                 (154,928)
                                                                                --------------           --------------
              Net cash from operating activities                                       303,365                   25,457

Cash flows from investing activities
     Securities available for sale:
         Purchases                                                                  (1,012,349)              (2,584,148)
         Maturities, prepayments and calls                                             567,317                  681,789
         Sales                                                                            --                    506,020
     Securities held to maturity:
         Purchases                                                                    (534,133)                    --
     Loan originations and payments, net                                              (445,867)              (2,051,459)
     Loan sale proceeds                                                                   --                  1,722,342
     Purchases of premises and equipment                                               (31,017)                (133,530)
                                                                                --------------           --------------
         Net cash from investing activities                                         (1,456,049)              (1,858,986)

Cash flows from financing activities
     Net change in deposits                                                           (585,607)               3,203,429
     Proceeds from advance of long-term borrowings                                        --                  1,000,000
     Principle repayments of long-term borrowings                                   (1,006,663)                    --
                                                                                --------------           --------------
         Net cash from financing activities                                         (1,592,270)               4,203,429
                                                                                --------------           --------------

Net change in cash and cash equivalents                                             (2,744,954)               2,369,900

Cash and cash equivalents at beginning of period                                     8,202,396                4,709,635
                                                                                --------------           --------------

Cash and cash equivalents at end of period                                      $    5,457,442           $    7,079,535
                                                                                ==============           ==============

Supplemental cash flow information:
     Interest paid                                                              $      609,298           $      706,802
     Income taxes paid                                                                  60,000                   70,000

Supplemental noncash disclosures:
     Transfers from loans to other real estate owned and repossessions          $       37,455           $       24,000







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

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at March 31, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2001, included in its 2001 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2001 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. The Company adopted this Statement on January 1, 2002. The adoption of this Statement has not impacted the Company's financial statements, as it has no intangible assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement was effective beginning after January 1, 2002. The effect of this Statement on the financial position and results of operations of the Corporation was not material.


NOTE 2 - SECURITIES

Securities at March 31, 2002 and December 31, 2001 were as follows:

                                                                        March 31, 2002
                                               ---------------------------------------------------------------
                                                                      Gross          Gross
                                                 Amortized         Unrealized      Unrealized         Fair
                                                   Cost               Gains          Losses           Value
                                                   ----               -----          ------           -----
AVAILABLE FOR SALE
U.S. Treasury                                  $    100,889     $       --       $     (4,186)     $     96,703
U.S. government and federal agencies             10,716,976           85,304         (106,494)       10,695,786
Mortgage-backed                                   7,022,812           10,510          (67,848)        6,965,474
                                               ------------     ------------     ------------      ------------
  Total debt securities                          17,840,677           95,814         (178,528)       17,757,963
Other securities                                    284,540             --               --             284,540
                                               ------------     ------------     ------------      ------------

   Total                                       $ 18,125,217     $     95,814     $   (178,528)     $ 18,042,503
                                               ============     ============     ============      ============

HELD TO MATURITY
State and municipal                            $  4,691,754     $     76,289     $    (50,974)     $  4,717,069
                                               ============     ============     ============      ============







--------------------------------------------------------------------------------

                                  (Continued)
                                                                             7.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                                                      December 31, 2001
                                             ----------------------------------------------------------------
                                                                   Gross               Gross
                                               Amortized        Unrealized          Unrealized             Fair
                                                  Cost             Gains              Losses              Value
                                                  ----             -----              ------              -----
AVAILABLE FOR SALE
U.S. Treasury                                $    99,978        $       542        $      --           $   100,520
U.S. government and federal agencies          10,722,076            133,398            (48,905)         10,806,569
Mortgage-backed                                6,588,863             34,650            (53,210)          6,570,303
                                             -----------        -----------        -----------         -----------
  Total debt securities                       17,410,917            168,590           (102,115)         17,477,392
Other securities                                 281,340               --                 --               281,340
                                             -----------        -----------        -----------         -----------

   Total                                     $17,692,257        $   168,590        $  (102,115)        $17,758,732
                                             ===========        ===========        ===========         ===========

HELD TO MATURITY
State and municipal                          $ 4,159,220        $    78,354        $   (59,595)        $ 4,177,979
                                             ===========        ===========        ===========         ===========


Sales of available for sale securities were as follows:

                                                                           Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                          2002            2001
                                                                          ----            ----
Proceeds                                                           $       --     $    506,020
Gross gains                                                                --            6,020
Gross losses                                                               --             --

The amortized cost and estimated fair values of securities at March 31, 2002, by expected maturity, are shown below. Actual maturities may differ from expected maturities because certain borrowers may have the right to call or repay obligations with or without penalties.

                                        Available-for-Sale Securities          Held-to-Maturity Securities
                                        -----------------------------         -----------------------------
                                          Amortized             Fair             Amortized            Fair
                                            Cost                Value              Cost               Value
                                            ----                -----              ----               -----

Due in one year or less                 $ 1,260,726        $ 1,261,267        $   203,787         $   208,822
Due in one to five years                  7,956,817          7,960,700          1,092,839           1,134,363
Due in five to ten years                  6,929,785          6,876,307          1,167,808           1,194,968
Due after ten years                       1,693,349          1,659,689          2,227,320           2,178,916
Other securities                            284,540            284,540               --                  --
                                        -----------        -----------        -----------         -----------

                                        $18,125,217        $18,042,503        $ 4,691,754         $ 4,717,069
                                        ===========        ===========        ===========         ===========

Securities with a carrying value of approximately $9,343,000 at March 31, 2002 and $9,425,000 at December 31, 2001 were pledged to secure deposits and for other purposes.



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

--------------------------------------------------------------------------------


NOTE 3 - LOANS

Loans at March 31, 2002 and December 31, 2001 were as follows:

                                                                      March 31,              December 31,
                                                                         2002                    2001
                                                                         ----                    ----

         Commercial                                               $      8,223,641        $      8,539,061
         Installment                                                    23,365,207              23,759,858
         Real estate                                                    25,621,751              24,550,130
         Credit card                                                       696,998                 758,579
         Other                                                              58,085                  50,538
                                                                  ----------------        ----------------
                                                                        57,965,682              57,658,166
         Net deferred loan costs                                           546,989                 549,213
         Allowance for loan losses                                        (713,092)               (713,988)
                                                                  ----------------        ----------------

                                                                  $     57,799,579        $     57,493,391
                                                                  ================        ================

Activity in the allowance for loan losses for the three months ended March 31, 2002 and 2001 was as follows:

                                                                                   2002            2001
                                                                                   ----            ----

         Balance - January 1                                                 $    713,988     $    609,753
         Loans charged-off                                                       (116,308)         (70,306)
         Recoveries                                                                15,412           18,120
         Provision for loan losses                                                100,000           75,000
                                                                             ------------     ------------

         Balance - March 31                                                  $    713,092     $    632,567
                                                                             ============     ============

The balance of loans evaluated for impairment on an individual basis at March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 was not material.

Nonperforming loans were as follows:

                                                                                March 31,       December 31,
                                                                                   2002            2001
                                                                                   ----            ----

         Loans past due over 90 days still on accrual                        $     49,590     $    167,839
         Loans on nonaccrual                                                      160,421          225,473

Nonperforming loans include smaller balance homogeneous loans such as residential real estate, installment and credit card loans that are collectively evaluated for impairment.











--------------------------------------------------------------------------------

                                  (Continued)
                                                                             9.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - BORROWINGS

Federal funds purchased, borrowings from the Federal Home Loan Bank of Cincinnati and a line of credit with a large national bank are financing arrangements used by the Corporation. Borrowings at March 31, 2002 and December 31, 2001 were as follows.

                                                                                  March 31,     December 31,
                                                                                   2002            2001
                                                                                   ----            ----
      Short-term borrowing under line of credit of $1,500,000, 3.95% at
         March 31, 2002                                                      $     500,000    $    500,000
      Fixed-rate FHLB advance, 3.77% due January 23, 2002                            --          1,000,000
      Convertible fixed-rate FHLB advance until January 24, 2002,
         4.68%, due January 24, 2011                                             1,000,000       1,000,000
      Mortgage-matched FHLB advance, 5.91%, maturity June 14, 2011                 330,300         336,963
                                                                             -------------    ------------

                                                                             $   1,830,300    $  2,836,963
                                                                             =============    ============

The interest rate on the convertible advance is fixed for a specific period of time, then convertible to a variable rate at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The mortgage-matched advance requires monthly principal and interest payments.

The Bank has a line of credit agreement with the FHLB, which is collateralized by a blanket pledge on eligible real estate loans and the Bank's FHLB stock. As of March 31, 2002, the Bank has approximately $7,925,000 still available for future advances.


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

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at March 31, 2002 and December 31, 2001 follows:

                                                                              March 31,        December 31,
                                                                                 2002              2001
                                                                                 ----              ----

         Commitments to extend credit                                      $    3,416,000     $    3,528,000
         Credit card arrangements                                               2,694,000          2,589,000
         Overdraft protection                                                     823,000            824,000





--------------------------------------------------------------------------------

                                  (Continued)
                                                                            10.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 6 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows for the three months ended March 31, 2002 and 2001:

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                     2002            2001
                                                                                     ----            ----
         Unrealized holding gains and losses on
           available-for-sale securities                                         $  (149,189)  $   193,391
         Reclassification adjustments for (gains)
           and losses later recognized as income                                        --          (6,020)
                                                                                 -----------   -----------
         Net unrealized gains and losses                                            (149,189)      187,371
         Tax effect                                                                   50,725       (63,706)
                                                                                 -----------   -----------

         Other comprehensive income (loss)                                       $    98,464   $   123,665
                                                                                 ===========   ===========









--------------------------------------------------------------------------------
                                                                             11.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at March 31, 2002, compared to December 31, 2001, and the consolidated results of operations for the three months ended March 31, 2002, compared to the same period in 2001. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

The Corporation has experienced a 1.63% decrease in total assets since December 31, 2001, as total assets decreased $1,487,000 from $91,407,000 at December 31, 2001 to $89,920,000 at March 31, 2002. Most of this decrease in total assets is attributable to the $1,593,000 decrease in total deposits and FHLB borrowings. This decrease in funding along with an increase in securities of $816,000 and a net increase in loans of $306,000 led to the decrease in cash and cash equivalents of $2,745,000. For a detailed analysis of the Corporation's sources and uses of cash, refer to the March 31, 2002 Condensed Consolidated Statements of Cash Flows contained within this Form 10-QSB.

Securities available for sale and securities held to maturity increased $816,000 from $21,918,000 at December 31, 2001 to $22,734,000 at March 31, 2002. The
increase was primarily the result of $1,546,000 in purchases partially offset by $567,000 of maturities and principal paydowns and a $149,000 decrease in the fair market value of securities available for sale.

Net loans increased $306,000, or 0.53% during the period from December 31, 2001 to March 31, 2002. This is primarily due to an increase of $1,072,000 in real estate loans partially offset by decreases in commercial loans of $315,000, installment loans of $395,000, and credit card loans of $62,000. The moderate decrease in commercial and installment loans is a combination of economic conditions, large incentives and "zero" percent financing offers from auto makers, and the Corporation's strategy to emphasize the real estate portfolio.



--------------------------------------------------------------------------------
                                                                             12.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The allowance for loan losses decreased slightly to $713,000, or 1.22% of total loans, as of March 31, 2002 compared to $714,000, or 1.23% of total loans, at December 31, 2001. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. Should charge-offs, classified loans or delinquencies significantly change, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

Total deposits decreased $586,000, or 0.72% from December 31, 2001 to March 31, 2002. The decrease in deposits was primarily due to the cyclical cash needs of customers and current market conditions. Borrowings decreased $1,007,000, or 35.48% during the same time period. $1,000,000 of this decrease was due to a scheduled maturity of a Federal Home Loan Bank borrowing on January 23, 2002. Due to management's knowledge of the borrowing maturity and expectations of some commercial deposit run-off, caused by tax payments and lower interest rates, liquidity levels at December 31, 2001 were purposefully higher than usual. Liquidity levels at March 31, 2002 are more in line with management goals to manage trade-offs between liquidity and profitability.


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

Net income for the three months ended March 31, 2002 was $215,000, or $55,000 more than the same period in 2001. The reason for the increase in earnings was primarily due to an increase in net interest income of $211,000 partially offset by an increase in provisions for loan losses of $25,000, a decrease in noninterest income of $49,000, an increase in noninterest expense of $64,000, and an increase in federal income taxes of $18,000.

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $211,000, or 28.12% for the three months ended March 31, 2002 compared to the same period in 2001. The increase in net interest income is attributable to increased average earning asset balances, better rate pricing, and the utilization of more advanced analytical tools to monitor liquidity levels and maturity gaps between interest sensitive assets and liabilities.

Noninterest income was down $49,000, or 25.84%, for the three months ended March 31, 2002 versus the same period in 2001. $68,000 of the decrease is attributable to the USDA guaranteed loan sale which was a one time gain recognized early in 2001. Adding to noninterest income was fees for customer services, which was up $24,000, or 25.20% compared to the same period in 2001. This increase was due to the Bank's Bounce Protection program which was not fully implemented until February of 2001. This program has been very successful in providing fee income for the Bank while providing many Bank customers with a cheaper and more convenient alternative to the local check cashing associations.

Noninterest expense was up $64,000, or 10.00%, for the three months ended March 31, 2002 versus the same period in 2001. The largest fluctuations in this category came from salaries and employee benefits, professional fees,




--------------------------------------------------------------------------------
                                                                             13.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

advertising and public relations expense, and loan collection and repossessions expense. Salaries and employee benefits are up $58,000, or 20.52% from the previous year. This is mainly due to the increase of 5 full-time equivalent employees from 26 at March 31, 2001 to 31 full-time equivalent employees at March 31, 2002 and higher compensation based incentive plans for Bank management. Professional fees decreased $21,000, or 36.41% due to higher attorney and accounting fees in the first quarter of 2001 relating to a lawsuit and a federal tax audit. Advertising and public relations expense decreased by $8,000, or 32.05% due to an advertising campaign in 2001 to promote the Bounce Protection program and a new line of checking products. Loan collection and repossessions expense increased $8,000, or 71.37% from the previous year due to increased charge off activity. Gross charge offs for the first quarter of 2001 were $70,000 compared to $116,000 during the same period in 2002. The increased charge-offs also were the underlying reason for an increase to loan loss provisions of $25,000 from 2001 to 2002.

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

                                                              Capital to risk-
                                                               weighted assets
                                                               ---------------            Tier 1 capital
                                                           Total             Tier 1      to average assets
                                                          ------            -------      -----------------

         Well capitalized                                   10%                6%               5%
         Adequately capitalized                              8%                4%               4%
         Undercapitalized                                    6%                3%               3%

At March 31, 2002 and December 31, 2001, the actual capital ratios for the Bank were:

                                                                      March 31,            December 31,
                                                                         2002                  2001
                                                                         ----                  ----

         Total capital to risk-weighted assets                          12.2%                  11.9%
         Tier 1 capital to risk-weighted assets                         11.1                   10.7
         Tier 1 capital to average assets                                7.5                    7.2

At March 31, 2002 and December 31, 2001, the Bank was categorized as well capitalized. However, OSB must obtain prior written approval from the Federal Reserve Bank before paying dividends to its shareholders.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets



--------------------------------------------------------------------------------
                                                                             14.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------



(which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $5,457,000 at March 31, 2002 and $8,202,000 at December 31, 2001. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

Taking into account the capital adequacy, profitability and reputation maintained by the Corporation, available liquidity sources are considered adequate to meet current and projected needs. See the Condensed Consolidated Statements of Cash Flows for a more detailed review of the Corporation's sources and uses of cash.



























--------------------------------------------------------------------------------
                                                                             15.

                         OHIO STATE BANCSHARES, INC.
                                 FORM 10-QSB
                         Quarter ended March 31, 2002
                         PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1 -    Legal Proceedings:
            -----------------
            There are no matters required to be reported under this item.

Item 2 -    Changes in Securities:
            ---------------------
            There are no matters required to be reported under this item.

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

            (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 2002.








--------------------------------------------------------------------------------
                                                                             16.

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  OHIO STATE BANCSHARES, INC.
                                  ---------------------------------------------
                                  (Registrant)




Date:   May 10, 2002              /s/ Gary E. Pendleton
     -----------------            ---------------------------------------------
                                  (Signature)
                                  Gary E. Pendleton
                                  President and Chief Executive Officer




Date:   May 10, 2002              /s/ Todd M. Wanner
     -----------------            ---------------------------------------------
                                  (Signature)
                                  Todd M. Wanner
                                  Vice President and Chief Financial Officer























-------------------------------------------------------------------------------

                                                                             17.

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






















-------------------------------------------------------------------------------