Form 10QSB
period 2002-06-30
OHIO STATE BANCSHARES INC
filed 2002-08-14
CIK 919644

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

| |   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____.

                         Commission file number: 0-28648

                           Ohio State Bancshares, Inc.
        (Exact name of small business issuer as specified in its charter)

               Ohio                                      34-1816546
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                    111 South Main Street, Marion, Ohio 43302
                    (Address of principal executive offices)

                                 (740) 387-2265

                           (Issuer's telephone number)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $10.00 par value                    146,281 common shares
                                                  outstanding at August 1, 2002

Transitional Small Business Disclosure Format (check one):
Yes | |     No |X|

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2002


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets ..............................   3

      Condensed Consolidated Statements of Income.........................   4

      Condensed Consolidated Statements of Changes in

        Shareholders' Equity .............................................   5

      Condensed Consolidated Statements of Cash Flows ....................   6

      Notes to the Condensed Consolidated Financial Statements ...........   7


Item 2. Management's Discussion and Analysis..............................  12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................  16

Item 2.  Changes in Securities............................................  16

Item 3.  Defaults Upon Senior Securities..................................  16

Item 4.  Submission of Matters to a Vote of Security Holders..............  16

Item 5.  Other Information................................................  16

Item 6.  Exhibits and Reports on Form 8-K.................................  16

SIGNATURES................................................................  17

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                                June 30,     December 31,
                                                                  2002           2001
                                                                  ----           ----
ASSETS

Cash and due from financial institutions                      $ 3,571,858    $ 3,698,341
Interest-earning demand deposits                                       --      2,613,055
Federal funds sold                                              1,612,000      1,891,000
                                                              -----------    -----------
     Cash and cash equivalents                                  5,183,858      8,202,396
Interest-earning deposits                                         458,576        449,387
Securities available for sale                                  22,940,889     17,758,732
Securities held to maturity (fair value June 30, 2002 -
  $5,088,785, December 31, 2001 - $4,177,979)                   4,940,614      4,159,220
Loans, net                                                     59,863,504     57,493,391
Premises and equipment, net                                     1,437,475      1,469,560
Accrued interest receivable                                       578,927        526,682
Other assets                                                    1,290,512      1,347,418
                                                              -----------    -----------

                                                              $96,694,355    $91,406,786
                                                              ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits

     Noninterest-bearing                                      $ 7,692,432    $ 9,065,846
     Interest-bearing                                          74,601,355     72,720,780
                                                              -----------    -----------
         Total                                                 82,293,787     81,786,626
Borrowings                                                      6,878,658      2,836,963
Accrued interest payable                                          195,828        233,542
Other liabilities                                                 513,745        334,646
                                                              -----------    -----------
     Total liabilities                                         89,882,018     85,191,777

Shareholders' equity

Common stock, $10.00 par value; 500,000 shares authorized;
  146,000 shares issued and outstanding                         1,460,000      1,460,000
Additional paid-in capital                                      2,652,709      2,652,709
Retained earnings                                               2,492,924      2,058,427
Accumulated other comprehensive income                            206,704         43,873
                                                              -----------    -----------
     Total shareholders' equity                                 6,812,337      6,215,009
                                                              -----------    -----------

                                                              $96,694,355    $91,406,786
                                                              ===========    ===========

              See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                           --------                        --------
                                                     2002            2001            2002            2001
                                                     ----            ----            ----            ----
Interest and dividend income
   Loans, including fees                          $1,258,720      $1,239,637      $2,482,166      $2,472,481
   Taxable securities                                281,234         209,505         516,617         393,325
   Nontaxable securities                              61,076          51,603         119,511          91,438
   Federal funds sold and other                       13,517          31,008          27,881          67,653
                                                  ----------      ----------      ----------      ----------
      Total interest and dividend income           1,614,547       1,531,753       3,146,175       3,024,897

Interest expense

   Deposits                                          519,078         739,020       1,067,988       1,475,464
   Other borrowings                                   51,867          12,388          75,964          20,844
                                                  ----------      ----------      ----------      ----------
      Total interest expense                         570,945         751,408       1,143,952       1,496,308
                                                  ----------      ----------      ----------      ----------

Net interest income                                1,043,602         780,345       2,002,223       1,528,589

Provision for loan losses                            115,000          80,000         215,000         155,000
                                                  ----------      ----------      ----------      ----------

Net interest income after provision for
  loan losses                                        928,602         700,345       1,787,223       1,373,589

Noninterest income

   Fees for customer services                        142,229         114,493         261,643         209,868
   Gain on sale of loan                                   --              --              --          68,232
   Net gains on sales or calls of securities
     available for sale                                4,820              --           4,820           6,020
   Other                                              13,234          12,235          33,094          30,404
                                                  ----------      ----------      ----------      ----------
      Total noninterest income                       160,283         126,728         299,557         314,524

Noninterest expense

   Salaries and employee benefits                    346,435         298,806         687,085         581,464
   Occupancy and equipment                           125,434         118,339         253,693         242,649
   Office supplies                                    30,798          31,646          67,796          63,132
   Professional fees                                  33,660          42,068          69,468          98,382
   Advertising and public relations                   34,705          21,705          51,699          46,713
   Taxes, other than income                           21,910          16,467          39,660          32,995
   Loan collection and repossessions                  20,524          13,811          38,838          24,498
   Credit card processing                             19,554          13,946          38,483          30,330
   Director expenses                                  12,920          12,605          25,400          25,130
   Other                                              69,090          60,515         142,647         120,765
                                                  ----------      ----------      ----------      ----------
      Total noninterest expense                      715,030         629,908       1,414,769       1,266,058
                                                  ----------      ----------      ----------      ----------

Income before income taxes                           373,855         197,165         672,011         422,055
Income tax expense                                   110,570          52,412         193,714         117,195
                                                  ----------      ----------      ----------      ----------


Net income                                        $  263,285      $  144,753      $  478,297      $  304,860
                                                  ==========      ==========      ==========      ==========
Basic and diluted earnings per share              $     1.80      $      .99      $     3.28      $     2.09
                                                  ==========      ==========      ==========      ==========

Weighted average shares outstanding                  146,000         146,000         146,000         146,000
                                                  ==========      ==========      ==========      ==========

              See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                                   (Unaudited)


                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                           June 30,
                                                           --------                           --------
                                                    2002              2001              2002             2001
                                                    ----              ----              ----             ----
Balance at beginning of period                  $ 6,331,557       $ 5,815,643       $ 6,215,009       $ 5,531,871

Cash dividends ($.30 per share in 2002
     and 2001)                                      (43,800)          (43,800)          (43,800)          (43,800)

Comprehensive income:
Net income                                          263,285           144,753           478,297           304,860
Change in net unrealized gain (loss) on
     securities available for sale, net of
     reclassification and tax effects               261,295           (27,360)          162,831            96,305
                                                -----------       -----------       -----------       -----------
         Total comprehensive income                 524,580           117,393           641,128           401,165
                                                -----------       -----------       -----------       -----------

Balance at end of period                        $ 6,812,337       $ 5,889,236       $ 6,812,337       $ 5,889,236
                                                ===========       ===========       ===========       ===========

              See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                    June 30,

                                                                              2002            2001
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                           $   478,297     $   304,860
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                        23,841          14,066
         Provision for loan losses                                            215,000         155,000
         Depreciation and amortization                                        105,471          98,280
         Gain on sale of loan                                                      --         (68,232)
         Net realized gains on sales or calls of securities                    (4,820)         (6,020)
         Federal Home Loan Bank stock dividends                                (5,800)         (8,100)
         Change in deferred loan costs                                           (710)        (53,100)
         Change in accrued interest receivable                                (52,245)        (65,789)
         Change in accrued interest payable                                   (37,714)         (6,014)
         Change in other assets and other liabilities                         203,527         (32,763)
                                                                          -----------     -----------
              Net cash from operating activities                              924,847         332,188

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                         (6,863,038)     (4,723,698)
         Maturities, prepayments and calls                                  1,908,384         959,920
         Sales                                                                     --         506,020
     Securities held to maturity:
         Purchases                                                           (784,593)       (500,000)
     Loan originations and payments, net                                   (2,635,808)     (4,409,116)
     Loan sale proceeds                                                            --       1,722,342
     Purchases of premises and equipment                                      (73,386)       (391,006)
                                                                          -----------     -----------
         Net cash from investing activities                                (8,448,441)     (6,835,538)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                   507,161       3,020,555
     Proceeds from advance of long-term borrowings                          4,100,000       1,350,000
     Principal repayments of long-term borrowings                          (1,058,305)             --
     Net changes in short-term borrowings                                   1,000,000          48,000
     Cash dividends paid                                                      (43,800)             --
                                                                          -----------     -----------
         Net cash from financing activities                                 4,505,056       4,418,555
                                                                          -----------     -----------

Net change in cash and cash equivalents                                    (3,018,538)     (2,084,795)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            8,202,396       4,709,635
                                                                          -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 5,183,858     $ 2,624,840
                                                                          ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                        $ 1,181,666     $ 1,502,322
     Income taxes paid                                                        115,000         121,470

SUPPLEMENTAL NONCASH DISCLOSURES:
     Transfers from loans to other real estate owned and repossessions    $    51,405     $    47,350

              See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at June 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2001, included in its 2001 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2001 Annual Report. Ohio State Bancshares, Inc. ("Corporation") has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. The Corporation adopted this Statement on January 1, 2002. The adoption of this Statement has not impacted the Corporation's financial statements, as it has no intangible assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement was effective beginning January 1, 2002. The effect of this Statement on the financial position and results of operations of the Corporation was not material.

NOTE 2 - SECURITIES

Securities at June 30, 2002 and December 31, 2001 were as follows:


                                                                  June 30, 2002
                                          ---------------------------------------------------------------
                                                              Gross            Gross
                                           Amortized       Unrealized        Unrealized          Fair
                                              Cost            Gains            Losses            Value
                                              ----            ----             ------            -----
AVAILABLE FOR SALE
U.S. Treasury                             $   100,869      $       532      $        --       $   101,401
U.S. government and federal agencies       10,917,343          208,600               --        11,125,943
Mortgage-backed                            11,244,248          119,914          (15,857)       11,348,305
                                          -----------      -----------      -----------       -----------
  Total debt securities                    22,262,460          329,046          (15,857)       22,575,649
Other securities                              365,240               --               --           365,240
                                          -----------      -----------      -----------       -----------

   Total                                  $22,627,700      $   329,046      $   (15,857)      $22,940,889
                                          ===========      ===========      ===========       ===========

HELD TO MATURITY
State and municipal                       $ 4,940,614      $   155,578      $    (7,407)      $ 5,088,785
                                          ===========      ===========      ===========       ===========

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES (CONTINUED)


                                                                December 31, 2001
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
                                          ===========      ===========      ===========       ===========

Sales of available for sale securities were as follows:


                             Three Months Ended         Six Months Ended
                                   June 30,                 June 30,
                                   --------                 --------
                              2002         2001          2002         2001
                              ----         ----          ----         ----
Proceeds                    $     --      $   --      $     --      $506,020
Gross gains                       --          --            --         6,020
Gross losses                      --          --            --            --
Gross gains from calls         4,820          --         4,820            --

The amortized cost and estimated fair values of securities at June 30, 2002, by expected maturity, are shown below. Actual maturities may differ from expected maturities because certain borrowers may have the right to call or repay obligations with or without penalties.


                             Available-for-Sale Securities      Held-to-Maturity Securities
                             -----------------------------      ---------------------------
                                Amortized         Fair            Amortized         Fair
                                  Cost            Value             Cost           Value
                                  ----            -----             ----           -----
Due in one year or less       $ 1,679,740      $ 1,702,151      $   688,802      $   701,830
Due in one to five years       12,332,820       12,517,856          856,688          899,211
Due in five to ten years        7,056,978        7,155,484        1,372,740        1,435,302
Due after ten years             1,192,922        1,200,158        2,022,384        2,052,442
Other securities                  365,240          365,240               --               --
                              -----------      -----------      -----------      -----------

                              $22,627,700      $22,940,889      $ 4,940,614      $ 5,088,785
                              ===========      ===========      ===========      ===========

Securities with a carrying value of approximately $9,695,000 at June 30, 2002 and $9,425,000 at December 31, 2001 were pledged to secure deposits and for other purposes.

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS

Loans at June 30, 2002 and December 31, 2001 were as follows:


                                      June 30,         December 31,
                                        2002               2001
                                        ----               ----
     Commercial                     $  7,651,940       $  8,539,061
     Installment                      23,576,331         23,759,858
     Real estate                      28,070,692         24,550,130
     Credit card                         735,210            758,579
     Other                                59,940             50,538
                                    ------------       ------------
                                      60,094,113         57,658,166
     Net deferred loan costs             549,923            549,213
     Allowance for loan losses          (780,532)          (713,988)
                                    ------------       ------------

                                    $ 59,863,504       $ 57,493,391
                                    ============       ============

Activity in the allowance for loan losses was as follows:


                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                                 --------                        --------
                                           2002            2001            2002            2001
                                           ----            ----            ----            ----
     Balance - beginning of period      $ 713,092       $ 632,567       $ 713,988       $ 609,753
     Loans charged-off                   (103,327)        (66,170)       (219,635)       (136,476)
     Recoveries                            55,767          31,057          71,179          49,177
     Provision for loan losses            115,000          80,000         215,000         155,000
                                        ---------       ---------       ---------       ---------

     Balance - June 30                  $ 780,532       $ 677,454       $ 780,532       $ 677,454
                                        =========       =========       =========       =========

The balance of loans evaluated for impairment on an individual basis at June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 was not material.

Nonperforming loans were as follows:


                                                     June 30,   December 31,
                                                       2002        2001
                                                       ----        ----
     Loans past due over 90 days still on accrual    $118,964    $167,839
     Loans on nonaccrual                              182,001     225,473

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

NOTE 4 - BORROWINGS

Federal funds purchased, borrowings from the Federal Home Loan Bank of Cincinnati and a line of credit with a large national bank are financing arrangements used by the Corporation. Borrowings at June 30, 2002 and December 31, 2001 were as follows.


                                                                             June 30,      December 31,
                                                                               2002            2001
                                                                               ----            ----
     Short-term borrowing under line of credit of $1,500,000, 3.88% at
        June 30, 2002                                                       $  500,000      $  500,000
     Short-term FHLB advance, 1.99% due July 23, 2002                        1,000,000              --
     Fixed-rate FHLB advance, 3.77% due January 23, 2002                            --       1,000,000
     Convertible fixed-rate FHLB advance until January 24, 2002,
        4.60%, due January 24, 2011                                          1,000,000       1,000,000
     Mortgage-matched FHLB advance, 5.91%, maturity June 14, 2011              323,536         336,963
     5 year constant monthly payment FHLB advance, 4.43%,
        maturity May 1, 2007                                                   970,106              --
     2.25 year fixed rate FHLB advance, 4.09% due July 23, 2004              1,000,000              --
     5 year constant monthly payment FHLB advance, 4.33%,
        maturity May 1, 2007                                                   485,016              --
     4 year fixed rate FHLB advance, 4.90% due April 28, 2006                  500,000              --
     100 day fixed rate FHLB advance, 2.03% due August 21, 2002              1,100,000              --
                                                                            ----------      ----------

                                                                            $6,878,658      $2,836,963
                                                                            ==========      ==========

The interest rate on the convertible advance is fixed for a specific period of time, then convertible to a variable rate at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The mortgage-matched and constant monthly payment advances require monthly principal and interest payments.

The Bank has a line of credit agreement with the FHLB, which is collateralized by a blanket pledge on eligible real estate loans and the Bank's FHLB stock. As of June 30, 2002, the Bank has approximately $4,596,000 still available for future advances.

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

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at June 30, 2002 and December 31, 2001 follows:

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)


                                                    June 30,    December 31,
                                                      2002         2001
                                                      ----         ----
      Commitments to extend credit                 $4,084,000   $3,528,000
      Credit card arrangements                      2,545,000    2,589,000
      Overdraft protection                            833,000      824,000

NOTE 6 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows for the three and six months ended June 30, 2002 and 2001:


                                                         Three Months ended           Six Months Ended
                                                              June 30                     June 30
                                                              -------                     -------
                                                         2002          2001          2002         2001
                                                         ----          ----          ----         ----
         Unrealized holding gains and losses on
           available-for-sale securities              $  400,723   $   (41,455)   $  251,534   $   151,936
         Reclassification adjustments for (gains)
           and losses later recognized as income          (4,820)           --        (4,820)       (6,020)
                                                      ----------   -----------    ----------   -----------
         Net unrealized gains and losses                 395,903       (41,455)      246,714       145,916
         Tax effect                                     (134,608)       14,095       (83,883)      (49,611)
                                                      ----------   -----------    ----------   -----------

         Other comprehensive income (loss)            $  261,295   $   (27,360)   $  162,831   $    96,305
                                                      ==========   ===========    ==========   ===========

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at June 30, 2002, compared to December 31, 2001, and the consolidated results of operations for the three and six months ended June 30, 2002, compared to the same periods in 2001. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

The Corporation has experienced 5.78% asset growth since December 31, 2001, as total assets increased $5,287,000 from $91,407,000 at December 31, 2001 to $96,694,000 at June 30, 2002. Most of this growth is attributable to a $5,964,000 net increase in securities and a $2,370,000 net increase in loans offset by a $3,019,000 decrease in cash and cash equivalents. This growth was funded through the previously mentioned reduction of cash and cash equivalents, $507,000 growth in total deposits and $4,042,000 growth in borrowings.

Securities available for sale and securities held to maturity increased $5,964,000 from $21,918,000 at December 31, 2001 to $27,882,000 at June 30,
2001. The increase was primarily the result of a leveraged purchase of $5,000,000 in U.S. government agency and mortgage backed securities funded entirely through Federal Home Loan Bank borrowings. This was done due to a positive interest spread between borrowing rates and investment securities. Management feels that this type of growth is positive, when the interest rate environment accommodates it, because it allows for increased earnings with almost no credit risk and at the same time adds to the size of the Corporation with almost no increase in overhead.

Net loans increased $2,370,000, or 4.12% during the period from December 31, 2001 to June 30, 2002. Contributing to the net increase in loans was a $3,521,000, or 14.34%, increase in real estate loans partially offset by a $887,000 decrease in commercial loans. The continued growth in real estate loans is the result of management's strategy to increase this portfolio in order to de-emphasize the installment portfolio as a percent of total loans. This strategy is aimed at increasing the diversity of the total loan portfolio and softens the impact of the credit risk inherent in an installment portfolio.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The allowance for loan losses increased to $781,000, or 1.29% of total loans as of June 30, 2002 compared to $714,000, or 1.23% of total loans at December 31, 2001. The increase is due to a provision for loan losses of $215,000 compared to actual net charge-offs of $148,000. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. Should charge-offs, classified loans or delinquencies significantly change, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

Total deposits increased $507,000, or 0.62% from December 31, 2001 to June 30, 2002. The increase in deposits was primarily due to the cyclical cash needs of customers and current market conditions. The additional cash was used to fund securities and loan growth.

Total borrowings from the Federal Home Loan Bank have increased $4,042,000 from December 31, 2001 to June 30, 2002. As mentioned previously in this discussion, $5,000,000 was borrowed from the Federal Home Loan Bank to purchase AAA rated securities of similar structure and maturity. The reduction in net growth of borrowed funds was a $1,000,000 advance taken in the prior year that matured early in 2002. For further discussion regarding the use of these funds and the terms relating to these borrowings see Note 4 of the condensed consolidated financial statements.

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

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net income for the six months ended June 30, 2002 was $478,000, or $173,000 more than the same period in 2001. The reason for the increase in earnings was primarily due to an increase in net interest income of $473,000 partially offset by increases in provision for loan losses of $60,000, noninterest expenses of $149,000, and applicable taxes.

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $473,000, or 30.99% for the six months ended June 30, 2002 compared to the same period in 2001. The increase in net interest income is attributable to increased average earning asset balances, better rate pricing for deposits, and the utilization of more advanced analytical tools to monitor liquidity levels and maturity gaps between interest sensitive assets and liabilities.

Noninterest expense was up $149,000, or 11.75% for the six months ended June 30, 2002 versus the six months ended June 30, 2001. The largest fluctuations in this category came from salaries and employee benefits, occupancy expense, professional fees, loan collection expense and other noninterest expenses. Salaries and employee benefits

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

is up $106,000, or 18.16%, due to the addition of a middle management position and four entry level positions, normal raises and higher executive bonuses tied to company performance. Occupancy expense is up $11,000, or 4.55%, due to a building addition costing roughly $500,000 that was completed in the second half of 2001. Professional fees are down $29,000, or 29.39%, due to higher attorney and accounting fees in the first quarter of 2001 relating to a lawsuit and a federal tax audit. Loan collection expenses were up $14,000, or 58.54%, due to increased charge-off activity. Other expenses were up $22,000, or 18.12%, due to increased Federal Reserve service charges, commissions on Bounce Protection program, and employee education.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net income for the three months ended June 30, 2002 was $263,000, or $119,000 more than the same period in 2001. The reason for the increase in earnings was primarily due to increases in net interest income and noninterest income partially offset by increases in noninterest expenses and provisions for loan losses.

Net interest income increased by $264,000 for the three months ended June 30, 2002 compared to the same period in 2001. The increase in net interest income is attributable to increased average earning asset balances, better deposit rate pricing, and the utilization of more advanced analytical tools to monitor liquidity levels and maturity gaps between interest sensitive assets and liabilities.

Noninterest income increased by $33,000 for the three months ended June 30, 2002 compared to the same period in 2001. Most of this increase was due to the Bounce Protection program and gain recognized on calls of securities purchased with discounts.

Noninterest expense was up $85,000, or 13.51% for the three months ended June 30, 2002 versus the three months ended June 30, 2001. Salaries and employee benefits were up $48,000 due to the addition of a middle management position and four entry level positions, normal raises and higher executive bonuses tied to company performance. Advertising and public relations expenses were up $13,000 due to increased public donations and advertising related to new checking account programs. Occupancy expense was up $7,000 due to building additions and loan collection expenses were also up $7,000 due to increased charge-off activity.

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

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


                                      Capital to risk-
                                      weighted assets
                                      ---------------       Tier 1 capital
                                    Total        Tier 1    to average assets

                                    -----        ------    -----------------
     Well capitalized                10%           6%              5%
     Adequately capitalized           8%           4%              4%
     Undercapitalized                 6%           3%              3%

At June 30, 2002 and December 31, 2001, the actual capital ratios for the Bank were:


                                               June 30,     December 31,
                                                 2002           2001
                                                 ----           ----
      Total capital to risk-weighted assets      12.4%          11.9%
      Tier 1 capital to risk-weighted assets     11.1           10.7
      Tier 1 capital to average assets            7.4            7.2

At June 30, 2002 and December 31, 2001, the Bank was categorized as well capitalized. However, due to the success in asset growth the Corporation has seen in the past several years, the Board of Directors has found it necessary to raise additional capital to support future growth. For this reason, a public offering of the Corporation's stock commenced in late July of 2002. Important information relating to this offering can be found in the offering material, which includes a prospectus, and can be obtained at our corporate office at 111
S. Main St, Marion, Ohio, or as part of a filing with the Securities and Exchange Commission on July 19, 2002 at www.sec.gov.

LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $5,184,000 at June 30, 2002 and $8,202,000 at December 31, 2001. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

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

                           Quarter ended June 30, 2002

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

Item 4 - Submission of Matters to a Vote of Security Holders:

          On April 18, 2002, Ohio State Bancshares, Inc. held the Annual Meeting of Shareholders at which shareholders voted upon the election of three directors for a term expiring in 2005. The results of the voting on these matters were as follows:


            Nominee                 Votes for               Withheld
            -------                 ---------               --------
            Peter B. Miller          99,080                    444
            Gary E. Pendleton        99,080                    444
            Lloyd L. Johnston        99,080                    444

          The following are directors who were not up for election at the meeting and whose terms of office as directors continued after the meeting:

            Samuel J. Birnbaum
            Lois J. Fisher
            F. Winton Lackey
            Theodore L. Graham
            John D. Owens
            Thurman R. Mathews
            Fred K. White

Item 5 -  Other Information:

          There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

          (a) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

          (b)       Exhibit 99.1 - Chief Executive Officer Certification

          (c)       Exhibit 99.2 - Chief Financial Officer Certification

          (d) A report on Form 8-K was filed on June 26, 2002 relating to change of control contracts entered into with certain executive officers.

                           OHIO STATE BANCSHARES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OHIO STATE BANCSHARES, INC.
                                     (Registrant)




Date: August 9, 2002                 /s/ Gary E. Pendleton
                                     ---------------------------
                                     (Signature)
                                     Gary E. Pendleton
                                     President and Chief Executive Officer

Date: August 9, 2002                 /s/ Todd M. Wanner
                                     ------------------------
                                     (Signature)
                                     Todd M. Wanner
                                     Vice President and Chief Financial Officer

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
