Form 10QSB
period 2002-09-30
OHIO STATE BANCSHARES INC
filed 2002-11-15
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____.

                         Commission file number: 0-28648
                                                 -------

                           Ohio State Bancshares, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Ohio                                    34-1816546
------------------------------------    ----------------------------------------
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

Common stock, $10.00 par value                 189,658 common shares
                                               outstanding at November 1, 2002

Transitional Small Business Disclosure Format (check one):
Yes               No      X
      -------         -------

                           OHIO STATE BANCSHARES, INC.

                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets                                3

         Condensed Consolidated Statements of Income                          4

         Condensed Consolidated Statements of Changes in
           Shareholders' Equity                                               5

         Condensed Consolidated Statements of Cash Flows                      6

         Notes to the Condensed Consolidated Financial Statements             7


Item 2. Management's Discussion and Analysis                                 13

Item 3. Controls and Procedures                                              18


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 2.  Changes in Securities                                               19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    19

SIGNATURES                                                                   20

EXECUTIVE CERTIFICATIONS                                                     21

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                 September 30,    December 31,
                                                                      2002           2001
                                                                      ----           ----
ASSETS
Cash and due from financial institutions                         $  3,165,078     $  3,698,341
Interest-earning demand deposits                                    3,996,250        2,613,055
Federal funds sold                                                  2,394,000        1,891,000
                                                                 ------------     ------------
     Cash and cash equivalents                                      9,555,328        8,202,396
Interest-earning deposits                                             859,785          449,387
Securities available for sale                                      20,978,813       17,758,732
Securities held to maturity (fair value September 30, 2002 -
  $5,776,337, December 31, 2001 - $4,177,979)                       5,478,829        4,159,220
Loans, net                                                         60,597,650       57,493,391
Premises and equipment, net                                         1,394,628        1,469,560
Accrued interest receivable                                           614,099          526,682
Other assets                                                        1,339,514        1,347,418
                                                                 ------------     ------------

                                                                 $100,818,646     $ 91,406,786
                                                                 ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                         $  7,078,818     $  9,065,846
     Interest-bearing                                              75,200,112       72,720,780
                                                                 ------------     ------------
         Total                                                     82,278,930       81,786,626
Borrowings                                                          8,503,859        2,836,963
Accrued interest payable                                              124,067          233,542
Other liabilities                                                     604,639          334,646
                                                                 ------------     ------------
     Total liabilities                                             91,511,495       85,191,777

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  178,784 and 146,000 shares issued and outstanding                 1,787,840        1,460,000
Additional paid-in capital                                          4,463,609        2,652,709
Retained earnings                                                   2,798,340        2,058,427
Accumulated other comprehensive income                                257,362           43,873
                                                                 ------------     ------------
     Total shareholders' equity                                     9,307,151        6,215,009
                                                                 ------------     ------------

                                                                 $100,818,646     $ 91,406,786
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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                  September 30,
                                                         -------------                  -------------
                                                      2002           2001            2002            2001
                                                      ----           ----            ----            ----
Interest and dividend income
     Loans, including fees                         $1,248,685     $1,276,264     $3,730,851     $3,748,745
     Taxable securities                               292,701        206,125        809,318        599,450
     Nontaxable securities                             67,184         53,682        186,695        145,120
     Federal funds sold and other                      18,351         14,659         46,232         82,312
                                                   ----------     ----------     ----------     ----------
         Total interest and dividend income         1,626,921      1,550,730      4,773,096      4,575,627

Interest expense
     Deposits                                         509,596        694,955      1,577,584      2,170,419
     Other borrowings                                  81,601         25,424        157,565         46,268
                                                   ----------     ----------     ----------     ----------
         Total interest expense                       591,197        720,379      1,735,149      2,216,687
                                                   ----------     ----------     ----------     ----------

Net interest income                                 1,035,724        830,351      3,037,947      2,358,940

Provision for loan losses                             110,000         85,000        325,000        240,000
                                                   ----------     ----------     ----------     ----------

Net interest income after provision for
  loan losses                                         925,724        745,351      2,712,947      2,118,940

Noninterest income
     Fees for customer services                       161,146        113,225        422,789        323,093
     Gain on sale of loan                                --             --             --           68,232
     Net gains on sales or calls of securities
        available for sale                             61,613          8,224         66,433         14,244
     Other                                             17,950         10,375         51,044         40,779
                                                   ----------     ----------     ----------     ----------
         Total noninterest income                     240,709        131,824        540,266        446,348

Noninterest expense
     Salaries and employee benefits                   363,430        308,622      1,050,515        890,086
     Occupancy and equipment                          130,843        130,076        384,536        372,725
     Office supplies                                   35,450         31,334        103,246         94,466
     Professional fees                                 35,637         44,631        105,105        143,013
     Advertising and public relations                  18,082         17,861         69,781         64,574
     Taxes, other than income                          23,115         16,422         62,775         49,417
     Loan collection and repossessions                 18,784          9,931         57,622         34,429
     Credit card processing                            22,192         15,393         60,675         45,723
     Director expenses                                 12,897         12,366         38,297         37,496
     Other                                             71,923         60,988        214,570        181,753
                                                   ----------     ----------     ----------     ----------
         Total noninterest expense                    732,353        647,624      2,147,122      1,913,682
                                                   ----------     ----------     ----------     ----------

Income before income taxes                            434,080        229,551      1,106,091        651,606
Income tax expense                                    128,664         62,457        322,378        179,652
                                                   ----------     ----------     ----------     ----------

Net income                                         $  305,416     $  167,094     $  783,713     $  471,954
                                                   ==========     ==========     ==========     ==========

Basic and diluted earnings per share               $     1.95     $     1.14     $     5.24     $     3.23
                                                   ==========     ==========     ==========     ==========

Weighted average shares outstanding                   156,950        146,000        149,690        146,000
                                                   ==========     ==========     ==========     ==========


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

--------------------------------------------------------------------------------


                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                                      -------------                  -------------
                                                   2002           2001            2002            2001
                                                   ----           ----            ----            ----

Balance at beginning of period                 $ 6,812,337     $ 5,889,236     $ 6,215,009      $ 5,531,871

Cash dividends ($.30 per share in 2002
     and 2001)                                        --              --           (43,800)         (43,800)

Proceeds from sale of 32,784 shares
     of common stock, net of offering
     costs of $58,224                            2,138,740            --         2,138,740             --

Comprehensive income:
Net income                                         305,416         167,094         783,713          471,954
Change in net unrealized gain (loss) on
     securities available for sale, net of
     reclassification and tax effects               50,658         160,053         213,489          256,358
                                               -----------     -----------     -----------      -----------
         Total comprehensive income                356,074         327,147         997,202          728,312
                                               -----------     -----------     -----------      -----------


Balance at end of period                       $ 9,307,151     $ 6,216,383     $ 9,307,151      $ 6,216,383
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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                    -------------
                                                                               2002               2001
                                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                            $    783,713      $    471,954
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                          21,386            22,041
         Provision for loan losses                                              325,000           240,000
         Depreciation and amortization                                          158,639           149,633
         Gain on sale of loan                                                      --             (68,232)
         Net realized gains on sales of securities                              (66,433)          (14,244)
         Federal Home Loan Bank stock dividends                                  (9,200)          (12,200)
         Change in deferred loan costs                                           (7,875)          (40,092)
         Change in accrued interest receivable                                  (87,417)          (29,107)
         Change in accrued interest payable                                    (109,475)          (46,532)
         Change in other assets and other liabilities                           235,848          (619,982)
                                                                           ------------      ------------
              Net cash from operating activities                              1,244,186            53,239

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                           (9,962,988)       (8,800,655)
         Maturities, payments and calls                                       4,149,647         3,361,760
         Sales                                                                2,958,406         1,509,770
     Securities held to maturity:
         Purchases                                                           (1,321,333)         (500,000)
     Purchase of certificate of deposit                                        (396,105)         (444,717)
     Loan originations and payments, net                                     (3,489,314)       (6,275,237)
     Loan sale proceeds                                                            --           1,722,342
     Purchases of premises and equipment                                        (83,707)         (618,067)
                                                                           ------------      ------------
         Net cash from investing activities                                  (8,145,394)      (10,044,804)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                     492,304         8,582,350
     Proceeds from advance of long-term borrowings                            8,400,000         2,350,000
     Principal repayments of long-term borrowings                            (2,233,104)           (6,470)
     Net changes in short-term borrowings                                      (500,000)          300,000
     Cash dividends paid                                                        (43,800)          (43,800)
     Proceeds from sale of stock, net of offering costs                       2,138,740              --
                                                                           ------------      ------------
         Net cash from financing activities                                   8,254,140        11,182,080
                                                                           ------------      ------------

Net change in cash and cash equivalents                                       1,352,932         1,190,515

Cash and cash equivalents at beginning of period                              8,202,396         4,709,635
                                                                           ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  9,555,328      $  5,900,150
                                                                           ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                         $  1,844,624      $  2,263,219
     Income taxes paid                                                          195,212           154,470

SUPPLEMENTAL NONCASH DISCLOSURES:
     Transfers from loans to other real estate owned and repossessions     $     67,930      $    114,200



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

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at September 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2001, included in its 2001 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2001 Annual Report. Ohio State Bancshares, Inc. ("Corporation") has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. The Corporation adopted this Statement on January 1, 2002. The adoption of this Statement did not impact the Corporation's financial statements, as it has no intangible assets.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections". This Statement eliminates inconsistency between the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions and sale-leaseback transactions. The Corporation does not believe this statement will have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses the timing of recognition of a liability for exit and disposal cost at the time a liability is incurred, rather than at a plan commitment date, as previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This Statement is required to be effective for exit or disposal activities entered after December 31, 2002, and early adoption is encouraged. The Corporation does not believe this statement will have a material effect on its financial position or results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions" became effective October 1, 2002. This standard requires any unidentifiable intangible asset previously recorded as the result of a business combination to be reclassified as goodwill and the amortization of this asset will cease. The effect of this standard on the financial position and results of operations of the Corporation was not material, as the Corporation does not have any unidentified intangible assets.


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

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities at September 30, 2002 and December 31, 2001 were as follows:


                                                               September 30, 2002
                                         ------------------------------------------------------------
                                                            Gross          Gross
                                          Amortized      Unrealized      Unrealized         Fair
                                             Cost           Gains          Losses           Value
                                             ----           -----          ------           -----

AVAILABLE FOR SALE
U.S. Treasury                            $   100,850     $     8,894     $      --        $   109,744
U.S. government and federal agencies       6,515,391         212,294            --          6,727,685
Mortgage-backed                           12,340,037         198,712         (29,780)      12,508,969
Corporate bonds                            1,146,152           1,273          (1,450)       1,145,975
                                         -----------     -----------     -----------      -----------
  Total debt securities                   20,102,430         421,173         (31,230)      20,492,373
Other securities                             486,440            --              --            486,440
                                         -----------     -----------     -----------      -----------

   Total                                 $20,588,870     $   421,173     $   (31,230)     $20,978,813
                                         ===========     ===========     ===========      ===========

HELD TO MATURITY
State and municipal                      $ 5,478,829     $   297,508     $      --        $ 5,776,337
                                         ===========     ===========     ===========      ===========



                                                               December 31, 2001
                                         ------------------------------------------------------------
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
                                         ===========     ===========     ===========      ===========


Sales of available for sale securities were as follows:


                              Three Months Ended                        Nine Months Ended
                                 September 30,                            September 30,
                                 -------------                            -------------
                              2002           2001            2002          2001
                              ----           ----            ----          ----
Proceeds                   $2,958,406     $1,003,750     $2,958,406     $1,509,770
Gross gains                    61,172          5,191         61,172         11,211
Gross losses                     --             --             --             --
Gross gains from calls            441          3,033          5,261          3,033



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

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of securities at September 30, 2002, by expected maturity are shown below. Actual maturities may differ from expected maturities because certain borrowers may have the right to call or repay obligations without penalties.


                           Available-for-Sale Securities     Held-to-Maturity Securities
                           -----------------------------     ---------------------------
                              Amortized         Fair          Amortized          Fair
                                Cost            Value           Cost             Value
                                ----            -----           ----             -----

Due in one year or less      $ 3,720,071     $ 3,781,652     $   687,879     $   696,968
Due in one to five years      12,955,058      13,204,347         855,916         914,158
Due in five to ten years       2,979,913       3,054,961       1,372,643       1,482,955
Due after ten years              447,388         451,413       2,562,391       2,682,256
Other securities                 486,440         486,440            --              --
                             -----------     -----------     -----------     -----------

                             $20,588,870     $20,978,813     $ 5,478,829     $ 5,776,337
                             ===========     ===========     ===========     ===========


Securities with a carrying value of approximately $10,183,000 at September 30, 2002 and $9,425,000 at December 31, 2001 were pledged to secure deposits and for other purposes.

NOTE 3 - LOANS

Loans at September 30, 2002 and December 31, 2001 were as follows:

                                       September 30,      December 31,
                                           2002               2001
                                       -------------      ------------

Commercial                              $  7,999,608      $  8,539,061
Installment                               23,805,444        23,759,858
Real estate                               28,296,187        24,550,130
Credit card                                  734,468           758,579
Other                                         33,373            50,538
                                        ------------      ------------
                                          60,869,080        57,658,166
Net deferred loan costs                      557,088           549,213
Allowance for loan losses                   (828,518)         (713,988)
                                        ------------      ------------

                                        $ 60,597,650      $ 57,493,391
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

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows:


                                     Three Months Ended             Nine Months Ended
                                        September 30,                 September 30,
                                        -------------                 -------------
                                     2002           2001           2002           2000
                                     ----           ----           ----           ----

Balance - beginning of period     $ 780,532      $ 677,454      $ 713,988      $ 609,753
Loans charged-off                   (90,897)       (78,474)      (268,901)      (214,950)
Recoveries                           28,883         20,935         58,431         70,112
Provision for loan losses           110,000         85,000        325,000        240,000
                                  ---------      ---------      ---------      ---------

Balance - September 30            $ 828,518      $ 704,915      $ 828,518      $ 704,915
                                  =========      =========      =========      =========


The balance of impaired loans on at September 30, 2002 was $704,000. The balance of impaired loans at December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 was not material. $117,000 of the $704,000 of impaired loans at September 30, 2002 was also included in the nonaccrual number listed below.

Nonperforming loans were as follows:

                                               September 30,  December 31,
                                                   2002         2001
                                                   ----         ----

Loans past due over 90 days still on accrual     $ 48,324     $167,839
Loans on nonaccrual                               527,441      225,473

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

--------------------------------------------------------------------------------


NOTE 4 -  BORROWINGS

Federal funds purchased, borrowings from the Federal Home Loan Bank of Cincinnati and a line of credit with a large national bank are financing arrangements used by the Corporation. Borrowings at September 30, 2002 and December 31, 2001 were as follows.


                                                                   September 30,  December 31,
                                                                       2002           2001
                                                                       ----           ----
Short-term borrowing under line of credit of $1,500,000            $     --       $  500,000
Fixed-rate FHLB advance, 3.77% due January 23, 2002                      --        1,000,000
Convertible fixed-rate FHLB advance until January 24, 2002,
   4.60%, due January 24, 2011                                      1,000,000      1,000,000
Mortgage-matched FHLB advance, 5.91%, maturity June 14, 2011          316,675        336,963
5 year constant monthly payment FHLB advance, 4.43%,
   maturity May 1, 2007                                               924,849           --
2.25 year fixed rate FHLB advance, 4.09% due July 23, 2004          1,000,000           --
5 year constant monthly payment FHLB advance, 4.33%,
   maturity May 1, 2007                                               462,335           --
4 year fixed rate FHLB advance, 4.90% due April 28, 2006              500,000           --
3 year fixed rate FHLB advance, 3.59% due July 22, 2005             1,500,000           --
3.5 year fixed rate FHLB advance, 3.99% due January 30, 3006        1,500,000           --
2 year fixed rate FHLB advance, 2.64% due August 13, 2004             500,000           --
2.25 year fixed rate FHLB advance, 2.89% due November 19, 2004        800,000           --
                                                                   ----------     ----------

                                                                   $8,503,859     $2,836,963
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

The Bank has a line of credit agreement with the FHLB, which is collateralized by a blanket pledge on eligible real estate loans and the Bank's FHLB stock. As of September 30, 2002, the Bank has approximately $2,950,000 still available for future advances based upon current eligible real estate loans.

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

--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

A summary of the contractual amounts of financial instruments with off-balance-sheet risk at September 30, 2002 and December 31, 2001 follows:

                                September 30,   December 31,
                                    2002           2001
                                    ----           ----

Commitments to extend credit     $4,270,000     $3,528,000
Credit card arrangements          2,504,000      2,589,000
Overdraft protection                851,000        824,000


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at September 30, 2002, compared to December 31, 2001, and the consolidated results of operations for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

The Corporation has experienced 10.30% asset growth since December 31, 2001, as total assets increased $9,412,000 from $91,407,000 at December 31, 2001 to $100,819,000 at September 30, 2002. Most of this growth is attributable to a $4,540,000 net increase in securities, a $3,104,000 net increase in loans, and a $1,353,000 increase in cash and cash equivalents. This asset growth was funded through $5,667,000 growth in borrowings, $2,139,000 of net proceeds received through a common stock offering, and $492,000 of net growth in deposits.

Securities available for sale and securities held to maturity increased $4,540,000, or 20.71%, from $21,918,000 at December 31, 2001 to $26,458,000 at
September 30, 2002. The increase was primarily the result of a leveraged purchase of $5,000,000 in U.S. government agency and mortgage backed securities funded entirely through Federal Home Loan Bank borrowings. This was done due to a positive interest spread between borrowing rates and investment securities. Management feels that this type of growth is positive, when the interest rate environment accommodates it, because it allows for increased earnings with minimal credit risk and at the same time adds to the size of the Corporation with almost no increase in overhead. Due to the uncertainty of the future interest rate environment, cash flows from mortgage-backed securities have not been reinvested in the security portfolio but transferred to interest-earning cash equivalents.

Net loans increased $3,104,000, or 5.40% during the period from December 31, 2001 to September 30, 2002. Contributing to the net increase in loans was a $3,746,000, or 15.26%, increase in real estate loans partially offset by a $539,000 decrease in commercial loans. The continued growth in real estate loans is the result of management's strategy to increase this portfolio while reducing the installment portfolio as a percent of total loans.


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

The allowance for loan losses increased to $829,000, or 1.35%, of total loans as of September 30, 2002 compared to $714,000, or 1.23%, of total loans at December 31, 2001. The increase is due to a provision for loan losses of $325,000 compared to actual net charge-offs of $210,000. Management has increased the allowance for loan losses due to increased charge off activity and the existence of commercial loans classified as impaired at September 30, 2002, with a total balance of $704,000. Based upon collateral securing these loans, management believes that no material loss will be realized through the collection process. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods.

Total borrowings from the Federal Home Loan Bank have increased $6,167,000 from December 31, 2001 to September 30, 2002. As mentioned previously in this discussion, $5,000,000 was borrowed from the Federal Home Loan Bank to purchase AAA rated securities of similar structure and maturity. The additional borrowings of $1,167,000 were taken to lengthen the duration of interest-bearing funds in a period that management believes to be a relatively low interest rate environment. For further discussion regarding the use of these funds and the terms relating to these borrowings see Note 4 of the condensed consolidated financial statements.

In late July of 2002, a public offering of the Corporation's stock began. As of September 30, 2002, 32,784 of the 44,000 shares authorized were sold providing net funds of $2,139,000. Offsetting the gross proceeds of this sale was $58,000 in offering costs. As of November 1, 2002, the Corporation has sold 43,658 shares and expects to have the offering fully subscribed by its close on November 27, 2002.

Total deposits increased $492,000, or 0.60%, from December 31, 2001 to September 30, 2002. The increase in deposits was primarily due to the cyclical cash needs of customers and current market conditions. The additional cash was used to fund securities and loan growth.

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


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net income for the nine months ended September 30, 2002 was $784,000, or $312,000, more than the same period in 2001. The reason for the increase in earnings was due to increases in net interest income of $679,000 and noninterest income of $94,000 partially offset by increases in noninterest expense by $233,000, provision for loan losses of $85,000 and applicable taxes.

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $679,000, or 28.78% for the nine months ended September 30, 2002 compared to the same period in 2001. The increase in net interest income is attributable to increased average earning asset balances, better rate pricing for deposits, and the utilization of more advanced analytical tools to monitor liquidity levels and maturity gaps between interest sensitive assets and liabilities.

Noninterest income was up $94,000, or 21.04%, for the nine months ended September 30, 2002 versus the same period in 2001. The largest fluctuation in this category comes from fees for customer services which are up $100,000. This is due to increased volume of transaction accounts, lower earnings credits applied to commercial accounts, and the continued success of the Bounce Protection program. There was also a gain recognized on the sale of a loan for $68,000 in 2001 that was not repeated in 2002. This loss in revenues was mostly replaced with gains from the sale or call of securities in 2002 of $66,000. Management sold out of medium term bonds because of the gain to be recognized while at the same time shortening the duration of the portfolio in preparation of rising interest rates.

Noninterest expense was up $233,000, or 12.20% for the nine months ended September 30, 2002 versus the nine months ended September 30, 2001. The largest fluctuations in this category came from salaries and employee benefits, professional fees, loan collection expense and other noninterest expenses. Salaries and employee benefits is up $160,000, or 18.02%, due to the addition of a middle management position and four entry level positions, normal raises and higher executive bonuses tied to the improved Company performance in 2002. Professional fees are down $38,000, or 26.51%, due to higher attorney and accounting fees in the first quarter of 2001 relating to a lawsuit and a federal tax audit. Loan collection expenses were up $23,000, or 67.36%, due to increased charge-off activity. Other expenses were up $33,000, or 18.06%, due to increased Federal Reserve service charges, commissions on the Bounce Protection program, and employee education.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net income for the three months ended September 30, 2002 was $305,000, or $138,000 more than the same period in 2001. The reason for the increase in earnings was primarily due to an increase in net interest income and noninterest income partially offset by increases in noninterest expenses and provisions for loan losses.

Net interest income increased by $205,000 for the three months ended September 30, 2002 compared to the same period in 2001. The increase in net interest income is attributable to increased average earning asset balances, better rate pricing for deposits, and the utilization of more advanced analytical tools to monitor liquidity levels and maturity gaps between interest sensitive assets and liabilities.

Noninterest income increased by $109,000 for the three months ended September 30, 2002 compared to the same period in 2001. Most of this increase was due to the continued success of the Bounce Protection program, increased customer service fees, and the gains from sales and calls of available for sale securities.


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Noninterest expense was up $85,000, or 13.08%, for the three months ended September 30, 2002 versus the three months ended September 30, 2001. Salaries and employee benefits were up $55,000 due to the addition of a middle management position and four entry level positions, normal raises and higher executive bonuses tied to the improved Company performance in 2002. Loan collection and repossessions expense was up $9,000 due to increased charge-off activity. Other noninterest expenses were up $11,000 due to increased Federal Reserve service charges, commissions on the Bounce Protection program, and employee education.

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

                              Capital to risk-
                               weighted assets
                               ---------------      Tier 1 capital
                              Total       Tier 1   to average assets
                              -----       ------   -----------------

Well capitalized               10%          6%            5%
Adequately capitalized          8%          4%            4%
Undercapitalized                6%          3%            3%

At September 30, 2002 and December 31, 2001, the actual capital ratios for the Bank were:

                                             September 30,  December 31,
                                                 2002          2001
                                                 ----          ----

Total capital to risk-weighted assets            12.5%         11.9%
Tier 1 capital to risk-weighted assets           11.2          10.7
Tier 1 capital to average assets                  7.4           7.2

At September 30, 2002 and December 31, 2001, the Bank was categorized as well capitalized. However, due to the success in asset growth the Corporation has seen in the past several years, the Board of Directors has found it necessary to raise additional capital to support future growth. For this reason, a public offering of the Corporation's stock commenced in late July of 2002. Important information relating to this offering can be found in the offering material, which includes a prospectus, and can be obtained at our corporate office at 111
S. Main St, Marion, Ohio, or as part of a filing with the Securities and Exchange Commission on July 19, 2002 at www.sec.gov.


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $9,555,000 at September 30, 2002 and $8,202,000 at December 31, 2001. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

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


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                         ITEM 3. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------


Within the 90 days prior to the filing date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.

                                   FORM 10-QSB
                        Quarter ended September 30, 2002
                           PART II - OTHER INFORMATION

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

Item 6 -       Exhibits and Reports on Form 8-K:
               --------------------------------

               (a) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (b)    Exhibit 99.1 - Chief Executive Officer Certification

               (c)    Exhibit 99.2 - Chief Financial Officer Certification

               (d) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 2002.


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




Date:   November 4, 2002              /s/ Gary E. Pendleton
     ----------------------           ------------------------------------------
                                      (Signature)
                                      Gary E. Pendleton
                                      President and Chief Executive Officer




Date:   November 4, 2002              /s/ Todd M. Wanner
     ----------------------           ------------------------------------------
                                      (Signature)
                                      Todd M. Wanner
                                      Vice President and Chief Financial Officer


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.

                            EXECUTIVE CERTIFICATIONS

--------------------------------------------------------------------------------


I, Gary E. Pendleton, President and Chief Executive Officer of Ohio State Bancshares, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Ohio State Bancshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary E. Pendleton

Gary E. Pendleton
Chief Executive Officer
November 4, 2002


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.

                            EXECUTIVE CERTIFICATIONS

--------------------------------------------------------------------------------


I, Todd M. Wanner, Chief Financial Officer of Ohio State Bancshares, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Ohio State Bancshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         f) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Todd M. Wanner

Todd M. Wanner
Chief Financial Officer
November 4, 2002


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