Form 10KSB
period 2002-12-31
OHIO STATE BANCSHARES INC
filed 2003-03-31
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2002

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________________ to _________________

                           Commission File No. 0-28648

                           OHIO STATE BANCSHARES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           OHIO                                       34-1816546
           ----                                        ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

  111 South Main Street, Marion, Ohio                    43302
----------------------------------------                 -----
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenue for the year ended December 31, 2002 was: $7,093,034

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of June 30, 2002 based on the trade price of $67.00 was $6,672,195.

At March 20, 2003, there were issued and outstanding 190,000 of the Issuer's Common Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's 2002 Annual Report to security holders are incorporated by reference into Item 1, Item 6 and Item 7 and are attached as exhibit 13. Portions of the Issuer's Proxy Statement to be separately filed and dated approximately March 28, 2003, are incorporated by reference into Item 9, Item 10, Item 11, and Item 12.

Transitional Small Business Disclosure Form (check one):  Yes | |  No |X|

                                      INDEX

                                   FORM 10-KSB

PART I

       ITEM 1.       Description of Business..................................................................    3

       ITEM 2.       Description of Property..................................................................    4

       ITEM 3.       Legal Proceedings........................................................................    4

       ITEM 4.       Submission of Matters to a Vote of Security Holders......................................    4


PART II

       ITEM 5.       Market for Common Equity and Related Shareholder Matters.................................    5

       ITEM 6.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................................................    5

       ITEM 7.       Financial Statements.....................................................................    5

       ITEM 8.       Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure......................................................    5


PART III

       ITEM 9.       Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act........................................    6

       ITEM 10.      Executive Compensation...................................................................    6

       ITEM 11.      Security Ownership of Certain Beneficial Owners and Management...........................    6

       ITEM 12.      Certain Relationships and Related Transactions...........................................    6

       ITEM 13.      Exhibits and Reports on Form 8-K.........................................................    7

       ITEM 14.      Controls and Procedures..................................................................    8


SIGNATURES           .........................................................................................    9

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

EMPLOYEES

As of December 31, 2002, the Bank employed 29 full-time and 6 part-time employees.

STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

The statistical disclosures required by bank holding companies is incorporated by reference and are included on page 2 under the heading Summary of Selected Financial Data, in Footnotes 3, 5 and 6 to the consolidated financial statements on pages 12 through 15 and in the managements discussion and analysis on pages 24 through 30 of the Corporation's 2002 Annual Report and is attached as Exhibit 13.

Nonaccrual loans for the Bank were $227,801 at December 31, 2002. If these loans had been performing in accordance with their original terms, and not placed on nonaccrual status, an additional $18,713 would have been recognized as interest income in 2002. Additional information regarding nonaccrual, past due and restructured loans is incorporated by reference and is included on pages 13 and 26 of the Corporation's 2002 Annual Report and is attached as Exhibit 13.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Corporation's December 31, 2002 fiscal year end.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of the Corporation trades infrequently and is not traded on any established securities market. Parties interested in buying or selling the Corporation's stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI).

For 2002 and 2001, bid and ask quotations were obtained from CBI, which handles a limited amount of the Corporation's stock transactions. The quotations are inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

       2002                  Low Bid           High Bid              Low Ask             High Ask
       ----                  -------           --------              -------             --------
     1st Qtr.              $     62.00      $      62.00        $       64.00         $      64.00
     2nd Qtr.                    62.00             64.00                64.00                64.00
     3rd Qtr.                    64.00             66.00                67.00                69.00
     4th Qtr.                    66.00             69.00                69.00                72.00

       2001
       ----

     1st Qtr.              $     55.00      $      55.00        $       57.00         $      57.00
     2nd Qtr.                    55.00             57.50                57.00                59.50
     3rd Qtr.                    57.50             57.50                59.50                59.50
     4th Qtr.                    57.50             62.00                59.50                64.00

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation's stock, these prices may not reflect the prices at which the stock would trade in an active market.

The Corporation has 500,000 authorized and 190,000 outstanding shares of common stock held by approximately 548 shareholders as of December 31, 2002. The Corporation paid cash dividends of $0.30 per share in June and December of 2002 and 2001, resulting in a total amount of $0.60 per share in 2002 and 2001.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information concerning Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 22 through 34 of the 2002 Annual Report and is attached as exhibit 13.


ITEM 7 - FINANCIAL STATEMENTS

Information concerning the audited consolidated financial statements of the Corporation for 2002 and 2001 appears on pages 3 through 21 of the 2002 Annual Report and is attached as exhibit 13.


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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning Directors and Executive Officers of the Corporation appears on pages 3 through 5 under the captions Election of Directors and Securities Ownership of Certain Beneficial Owners and Management and on page 13 under the captions Compliance With Section 16(A) of the Securities Exchange Act of 1934 in the Corporation's Definitive Proxy Statement dated March 28, 2003 for the Annual Meeting of Shareholders to be held on April 17, 2003, and is incorporated herein by reference.


ITEM 10 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on page 10 under the captions Executive Compensation and Other Information in the Corporation's Definitive Proxy Statement dated March 28, 2003 for the Annual Meeting of Shareholders to be held on April 17, 2003, and is incorporated herein by reference.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is contained on pages 3 through 5 under the captions Election of Directors and Securities Ownership of Certain Beneficial Owners and Management in the Corporation's Definitive Proxy Statement dated March 28, 2003 for the Annual Meeting of Shareholders to be held on April 17, 2003, and is incorporated herein by reference.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on page 12 under the caption Certain Transactions in the Corporation's Definitive Proxy Statement dated March 28, 2003 for the Annual Meeting of Shareholders to be held on April 17, 2003 and is incorporated herein by reference.

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

       10.1               Lease Agreement Between Henney and
                            Cooper, Inc. and The Marion Bank for
                            Branch on Richland Road in Marion, Ohio                  *           03/24/1997

       10.2               Executive Indexed Salary Continuation
                            Plan Agreement for President                             *           03/24/1997

       10.3               Executive Indexed Salary Continuation
                            Plan Agreement for Executive Officers                    *           03/27/1998

       10.4               Executive Change of Control Agreement                      *           03/30/2001

       13                 Ohio State Bancshares 2002 Annual Report               Attached

       20                 Proxy Statement for the 2002 Annual                       **
                            Meeting of the Shareholders

       21                 Subsidiaries of the Registrant                            ***

       99.1               Safe Harbor under the Private Securities
                            Litigation Reform Act of 1995                            *           03/26/1999

       99.2               Chief Executive Officer Certification                  Attached

       99.3               Chief Financial Officer Certification                  Attached

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

ITEM 14 - CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Corporation's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Corporation's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OHIO STATE BANCSHARES, INC.

     March 20, 2003                    By:    /s/GARY E. PENDLETON
--------------------------                -------------------------------------
           Date                               Gary E. Pendleton, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on April 18, 2002.

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
Lois J. Fisher                                                     John D. Owens
Director                                                           Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                 CERTIFICATION FOR ANNUAL REPORT ON FORM 10-KSB


I, Gary E. Pendleton, President and Chief Executive Officer of Ohio State Bancshares, Inc., certify that:

1) I have reviewed this annual report on Form 10-KSB of Ohio State Bancshares, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary E. Pendleton
Gary E. Pendleton
Chief Executive Officer
March 20, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                 CERTIFICATION FOR ANNUAL REPORT ON FORM 10-KSB


I, Todd M. Wanner, Chief Financial Officer of Ohio State Bancshares, Inc., certify that:

1) I have reviewed this annual report on Form 10-KSB of Ohio State Bancshares, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Todd M. Wanner
Todd M. Wanner
Chief Financial Officer
March 20, 2003