Form 10QSB
period 2003-03-31
OHIO STATE BANCSHARES INC
filed 2003-05-15
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from _____ to _____.

                         Commission file number: 0-28648

                           Ohio State Bancshares, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                    34-1816546
---------------------------------       --------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification Number)
incorporation or organization)

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

Common stock, $10.00 par value                    190,000 common shares
                                                  outstanding at May 10, 2003

Transitional Small Business Disclosure Format (check one):
Yes               No      X
      -------         -------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003


                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets ........................    3

         Condensed Consolidated Statements of Income...................    4

         Condensed Consolidated Statements of Changes in
           Shareholders' Equity .......................................    5

         Condensed Consolidated Statements of Cash Flows ..............    6

         Notes to the Condensed Consolidated Financial Statements .....    7


Item 2. Management's Discussion and Analysis...........................   10

Item 3. Controls and Procedures........................................   14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   15

Item 2.  Changes in Securities.........................................   15

Item 3.  Defaults Upon Senior Securities...............................   15

Item 4.  Submission of Matters to a Vote of Security Holders...........   15

Item 5.  Other Information.............................................   15

Item 6.  Exhibits and Reports on Form 8-K..............................   15

SIGNATURES   ..........................................................   16

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                  March 31,       December 31,
                                                                    2003              2002
                                                                ------------      ------------
ASSETS
Cash and due from financial institutions                        $  3,126,419      $  3,636,558
Interest-earning demand deposits                                   2,195,741         2,135,048
Federal funds sold                                                   577,000         1,661,000
                                                                ------------      ------------
     Cash and cash equivalents                                     5,899,160         7,432,606
Interest-earning deposits                                            771,621           866,270
Securities available for sale                                     28,495,942        26,671,576
Securities held to maturity (fair value March 31, 2003 -
  $5,998,758, December 31, 2002 - $6,016,890)                      5,794,621         5,792,660
Loans, net                                                        61,833,674        60,544,867
Premises and equipment, net                                        1,432,107         1,358,832
Accrued interest receivable                                          690,990           607,688
Other assets                                                       1,424,015         1,458,422
                                                                ------------      ------------

                                                                $106,342,130      $104,732,921
                                                                ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                        $  8,344,835      $  6,813,332
     Interest-bearing                                             78,308,827        78,076,143
                                                                ------------      ------------
         Total                                                    86,653,662        84,889,475
Borrowings                                                         8,851,695         8,928,208
Accrued interest payable                                             130,083           123,714
Other liabilities                                                    335,792           572,438
                                                                ------------      ------------
     Total liabilities                                            95,971,232        94,513,835

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  190,000 shares issued and outstanding                            1,900,000         1,900,000
Additional paid-in capital                                         5,045,227         5,045,227
Retained earnings                                                  3,217,490         2,997,492
Accumulated other comprehensive income                               208,181           276,367
                                                                ------------      ------------
     Total shareholders' equity                                   10,370,898        10,219,086
                                                                ------------      ------------

                                                                $106,342,130      $104,732,921
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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                             2003            2002
                                                         ----------      ----------
Interest and dividend income
     Loans, including fees                               $1,171,611      $1,223,446
     Taxable securities                                     273,483         235,383
     Nontaxable securities                                   77,475          58,435
     Federal funds sold and other                            20,921          14,364
                                                         ----------      ----------
         Total interest and dividend income               1,543,490       1,531,628

Interest expense
     Deposits                                               471,795         548,910
     Other borrowings                                        87,074          24,097
                                                         ----------      ----------
         Total interest expense                             558,869         573,007
                                                         ----------      ----------

Net interest income                                         984,621         958,621

Provision for loan losses                                   105,000         100,000
                                                         ----------      ----------

Net interest income after provision for loan losses         879,621         858,621

Noninterest income
     Fees for customer services                             138,400         119,414
     Other                                                   26,350          19,860
                                                         ----------      ----------
         Total noninterest income                           164,750         139,274

Noninterest expense
     Salaries and employee benefits                         379,706         340,650
     Occupancy and equipment                                137,584         128,259
     Office supplies                                         39,043          36,998
     Professional fees                                       25,255          35,808
     Advertising and public relations                        27,467          16,994
     Taxes, other than income                                25,400          17,750
     Loan collection and repossessions                       28,029          18,314
     Credit card processing                                  21,054          18,929
     Director expenses                                       12,869          12,480
     Other                                                   72,169          73,557
                                                         ----------      ----------
         Total noninterest expense                          768,576         699,739
                                                         ----------      ----------

Income before income taxes                                  275,795         298,156
Income tax expense                                           55,797          83,144
                                                         ----------      ----------

Net income                                               $  219,998      $  215,012
                                                         ==========      ==========

Basic and diluted earnings per share                     $     1.16      $     1.47
                                                         ==========      ==========

Weighted average shares outstanding                         190,000         146,000

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                           ---------
                                                    2003               2002
                                                ------------       ------------

Balance at beginning of period                  $ 10,219,086       $  6,215,009

Comprehensive income:
Net income                                           219,998            215,012
Change in net unrealized gain (loss) on
     securities available for sale, net of
     reclassification and tax effects                (68,186)           (98,464)
                                                ------------       ------------
         Total comprehensive income                  151,812            116,548
                                                ------------       ------------

Balance at end of period                        $ 10,370,898       $  6,331,557
                                                ============       ============

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                               2003              2002
                                                                            -----------       -----------
Cash flows from operating activities
     Net income                                                             $   219,998       $   215,012
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                          54,830            12,304
         Provision for loan losses                                              105,000           100,000
         Depreciation and amortization                                           55,724            52,808
         Federal Home Loan Bank stock dividends                                  (5,100)           (3,200)
         Change in deferred loan costs                                           10,331             2,224
         Change in accrued interest receivable                                  (83,302)          (64,500)
         Change in accrued interest payable                                       6,369           (36,291)
         Change in other assets and other liabilities                          (148,413)           25,008
                                                                            -----------       -----------
              Net cash from operating activities                                215,437           303,365

Cash flows from investing activities Securities available for sale:
         Purchases                                                           (6,350,230)       (1,012,349)
         Maturities, prepayments and calls                                    4,364,494           567,317
     Securities held to maturity:
         Purchases                                                                 --            (534,133)
     Loan originations and payments, net                                     (1,422,838)         (445,867)
     Maturity of certificate of deposit                                         101,016              --
     Purchases of premises and equipment                                       (128,999)          (31,017)
                                                                            -----------       -----------
         Net cash from investing activities                                  (3,436,557)       (1,456,049)

Cash flows from financing activities
     Net change in deposits                                                   1,764,187          (585,607)
     Principle repayments of long-term borrowings                               (76,513)       (1,006,663)
                                                                            -----------       -----------
         Net cash from financing activities                                   1,687,674        (1,592,270)
                                                                            -----------       -----------

Net change in cash and cash equivalents                                      (1,533,446)       (2,744,954)

Cash and cash equivalents at beginning of period                              7,432,606         8,202,396
                                                                            -----------       -----------

Cash and cash equivalents at end of period                                  $ 5,899,160       $ 5,457,442
                                                                            ===========       ===========

Supplemental cash flow information:
     Interest paid                                                          $   552,500       $   609,298
     Income taxes paid                                                          315,000            60,000

Supplemental noncash disclosures:
     Transfers from loans to other real estate owned and repossessions      $    18,700       $    37,455

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at March 31, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2002, included in its 2002 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2002 Annual Report. Ohio State Bancshares, Inc. ("Corporation") has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.


NOTE 2 - SECURITIES

Securities at March 31, 2003 and December 31, 2002 were as follows:

                                                                   March 31, 2003
                                          ----------------------------------------------------------------
                                                              Gross           Gross
                                            Amortized      Unrealized       Unrealized           Fair
                                              Cost            Gains           Losses             Value
                                          -----------      -----------      -----------       -----------
AVAILABLE FOR SALE
U.S. Treasury                             $   100,811      $     6,705      $      --         $   107,516
U.S. government and federal agencies       10,838,688          164,432          (22,275)       10,980,845
Mortgage-backed                            14,755,166          211,088          (19,814)       14,946,440
Corporate                                   1,986,810            3,699          (28,408)        1,962,101
                                          -----------      -----------      -----------       -----------
  Total debt securities                    27,681,475          385,924          (70,497)       27,996,902
Other securities                              499,040             --               --             499,040
                                          -----------      -----------      -----------       -----------

   Total                                  $28,180,515      $   385,924      $   (70,497)      $28,495,942
                                          ===========      ===========      ===========       ===========

                                                              Gross            Gross
                                           Carrying       Unrecognized      Unrecognized         Fair
                                            Amount           Gains             Losses            Value
HELD TO MATURITY
State and municipal                       $ 5,794,621      $   215,248      $   (11,111)      $ 5,998,758
                                          -----------      -----------      -----------       -----------

                                  (Continued)
                                                                              7.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES (Continued)

                                                                 December 31, 2002
                                          ----------------------------------------------------------------
                                                                              Gross              Gross
                                           Amortized       Unrealized       Unrealized            Fair
                                             Cost             Gains           Losses              Value
                                          -----------      -----------      -----------       -----------
AVAILABLE FOR SALE
U.S. Treasury                             $   100,831      $     7,674      $      --         $   108,505
U.S. government and federal agencies        7,976,371          189,449             (725)        8,165,095
Mortgage-backed                            16,228,816          235,214           (5,041)       16,458,989
Corporate                                   1,452,881              115           (7,949)        1,445,047
                                          -----------      -----------      -----------       -----------
  Total debt securities                    25,758,899          432,452          (13,715)       26,177,636
Other securities                              493,940             --               --             493,940
                                          -----------      -----------      -----------       -----------

   Total                                  $26,252,839      $   432,452      $   (13,715)      $26,671,576
                                          ===========      ===========      ===========       ===========

                                                              Gross            Gross
                                           Carrying       Unrecognized      Unrecognized         Fair
                                            Amount            Gains            Losses            Value
HELD TO MATURITY
State and municipal                       $ 5,792,660      $   232,171      $    (7,941)      $ 6,016,890
                                          ===========      ===========      ===========       ===========

NOTE 3 - LOANS

Loans at March 31, 2003 and December 31, 2002 were as follows:
                                          March 31,        December 31,
                                            2003               2002
                                       ------------       ------------
        Commercial                     $  8,485,122       $  8,261,356
        Installment                      22,696,781         23,107,796
        Real estate                      30,209,491         28,587,569
        Credit card                         713,379            791,877
        Other                                32,378             50,295
                                       ------------       ------------
                                         62,137,151         60,798,893
        Net deferred loan costs             528,961            539,292
        Allowance for loan losses          (832,438)          (793,318)
                                       ------------       ------------

                                       $ 61,833,674       $ 60,544,867
                                       ============       ============

                                 (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses for the three months ended March 31, 2003 and 2002 was as follows:

                                          2003            2002
                                       ---------       ---------

        Balance - January 1            $ 793,318       $ 713,988
        Loans charged-off                (87,958)       (116,308)
        Recoveries                        22,078          15,412
        Provision for loan losses        105,000         100,000
                                       ---------       ---------

        Balance - March 31             $ 832,438       $ 713,092
                                       =========       =========

        Impaired loans were as follows:
                                                      March 31,   December 31,
                                                        2003          2002
                                                      --------      --------

Balance of impaired loans with allocated allowance    $629,395      $624,886
Amount of allowance allocated                           31,470        31,244
Balance of accrued interest on impaired loans           41,538        35,804

Impaired loans at both dates shown above represent loans to a single borrower. Due to the collateral position of these loans, management has not placed these loans on nonaccrual status.

Nonperforming loans were as follows:
                                                       March 31,   December 31,
                                                         2003         2002
                                                       --------     --------

      Loans past due over 90 days still on accrual     $780,766     $706,505
      Loans on nonaccrual                               302,180      227,801

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
                                                                              9.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at March 31, 2003, compared to December 31, 2002, and the consolidated results of operations for the three months ended March 31, 2003, compared to the same period in 2002. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

When used in this Form 10-QSB or in future filings by the Corporation with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

See Exhibit 99, which is incorporated herein by reference.

The Corporation is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein.


FINANCIAL CONDITION

The Corporation has experienced a 1.54% increase in total assets since December 31, 2002, as total assets increased $1,609,000 from $104,733,000 at December 31, 2002 to $106,342,000 at March 31, 2003. Most of this growth is attributable to a $1,824,000, or 6.84%, increase in securities available for sale and a $1,289,000, or 2.13%, increase in net loans partially offset by a decrease in cash and cash equivalents of $1,533,000, or 20.63%. Funding this net growth in assets was a $1,764,000, or 2.08%, increase in total deposits.

Securities available for sale and securities held to maturity increased $1,826,000, or 5.63%, from December 31, 2002 through March 31, 2003. This increase is almost entirely from securities available for sale. Management has moved liquidity out of the federal funds market and from cash flows on the mortgage-backed security portfolio and invested in short-term U.S. government and federal agency securities. This move was done to maintain a high level of liquidity and receive a higher yield than obtained through federal funds. During the first quarter of 2003, federal funds carried an average rate of 1.24% prior to correspondent bank transaction costs.

Net loans increased $1,289,000, or 2.13%, during the period from December 31, 2002 to March 31, 2003. This is primarily due to an increase of $1,621,000 in real estate loans partially offset by a decrease in installment loans of $411,000. The increase in real estate loans is the result of management's effort to increase its holdings in commercial real estate.

Total deposits increased $1,764,000, or 2.08%, from December 31, 2002 to March 31, 2003. The increase in deposits was primarily due to the increase in noninterest-bearing transaction accounts.

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

Net income for the three months ended March 31, 2003 was $220,000, or $5,000 more than the same period in 2002. The reason for the increase in earnings was primarily due to an increase in net interest income of $26,000, noninterest income of $26,000, and a decrease in federal income taxes of $27,000 partially offset by an increase in provisions for loan losses of $5,000 and an increase in noninterest expense of $69,000.

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $26,000, or 2.71% for the three months ended March 31, 2003 compared to the same period in 2002. The increase in net interest income is attributable to increased average earning asset balances, partially offset by a decrease in the net yield on interest-earning assets. The decrease in the net yield on interest earning assets is due to a shorter duration of interest-earning assets compared to highly competitive certificate of deposit rates used to encourage customers to invest in longer term deposit products. The following table shows the average balances and net yields on interest-earning assets for the three months ended March 31, 2003 and 2002.

                                              1st Quarter         1st Quarter
                                                 2003                2002
                                                 ----                ----

(A) Average interest-earning assets           $99,772,000         $82,794,000
(B) Annualized net interest income              3,993,000           3,888,000
Net Yield on interest-earning assets (B/A)           4.00%               4.70%


Noninterest income was up $26,000, or 18.29%, for the three months ended March 31, 2003 versus the same period in 2002. $19,000 of the increase is attributable to fees for customer services. This is the result of growth in the number of deposit accounts opened along with the continuing success of the Bounce Protection program.

Noninterest expense was up $69,000, or 9.84%, for the three months ended March 31, 2003 versus the same period in 2002. The differences were due to increases in salaries and employee benefits, occupancy and equipment, advertising, and loan collection expenses partially offset by a decrease in professional fees. Salaries and employee benefits increased by $39,000, or 11.47%, due to the increase of middle management positions since March 31, 2002, higher health care and retirement expenses, and normal raises. Occupancy and equipment was up $9,000, or 7.27%, and advertising was up $10,000, or 61.63%, both due to the general growth of the Corporation. Loan collection expenses rose $10,000, or 53.05%, due to higher attorney fees relating to commercial and commercial real estate collections. In periods when collection procedures involve consumer loans only, collection costs are considerably less. The decrease in professional fees is due to the added middle management personnel which lessons the need for the outsourcing of professional services.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Federal income taxes decreased by $27,000 and the effective tax rate fell from 27.89% to 20.23% for the three months ended March 31, 2002 and 2003. The reason for this decrease in the effective tax rate was due to an increase in nontaxable interest income of 32.58% for the two periods being compared. Also, with decreasing costs of interest-bearing liabilities, a higher percentage of this nontaxable interest income is permanently excluded for federal income tax purposes.


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

                                                              Capital to risk-
                                                               weighted assets
                                                               ---------------            Tier 1 capital
                                                           Total             Tier 1      to average assets
                                                           -----             ------      -----------------
         Well capitalized                                   10%                6%               5%
         Adequately capitalized                              8%                4%               4%
         Undercapitalized                                    6%                3%               3%

At March 31, 2003 and December 31, 2002, the actual capital ratios for the Bank were:

                                                                      March 31,            December 31,
                                                                         2003                  2002
                                                                      ---------            ------------
         Total capital to risk-weighted assets                          12.7%                  12.7%
         Tier 1 capital to risk-weighted assets                         11.5                   11.5
         Tier 1 capital to average assets                                7.3                    7.3

At March 31, 2003 and December 31, 2002, the Bank was categorized as well capitalized.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) totaled $5,899,000 at March 31, 2003 and $7,433,000 at December 31, 2002. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

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

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003
                           PART II - OTHER INFORMATION


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

Item 6 -       Exhibits and Reports on Form 8-K:
               (a) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (b)    Exhibit 99.1 - Chief Executive Officer Certification

               (c)    Exhibit 99.2 - Chief Financial Officer Certification

               (d) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 2003.

                           OHIO STATE BANCSHARES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  OHIO STATE BANCSHARES, INC.
                                  -------------------------------------------
                                  (Registrant)



Date:   May 10, 2003              /s/ Gary E. Pendleton
     ----------------------       -------------------------------------------
                                  (Signature)
                                  Gary E. Pendleton
                                  President and Chief Executive Officer


Date:   May 10, 2003              /s/ Todd M. Wanner
     ----------------------       -------------------------------------------
                                  (Signature)
                                  Todd M. Wanner
                                  Vice President and Chief Financial Officer

                           OHIO STATE BANCSHARES, INC.

               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


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

/s/ Gary E. Pendleton
---------------------------
Gary E. Pendleton
Chief Executive Officer
May 10, 2003

                           OHIO STATE BANCSHARES, INC.

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

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

/s/ Todd M. Wanner
------------------------------
Todd M. Wanner
Chief Financial Officer
May 10, 2003

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

         99.1                    Section 906 certification of the             Attached
                                 Sarbanes-Oxley Act of 2002 -
                                 Chief Executive Officer

         99.2                    Section 906 certification of the             Attached
                                 Sarbanes-Oxley Act of 2002 -
                                 Chief Financial Officer