Form 10QSB
period 2003-06-30
OHIO STATE BANCSHARES INC
filed 2003-08-14
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003


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

Common stock, $10.00 par value                   190,000 common shares
                                                 outstanding at August 1, 2003

Transitional Small Business Disclosure Format (check one):

Yes               No      X
    ---                  ---

                          OHIO STATE BANCSHARES, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 2003

-------------------------------------------------------------------------------

                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets .............................................................    3

         Condensed Consolidated Statements of Income........................................................    4

         Condensed Consolidated Statements of Changes in
           Shareholders' Equity ............................................................................    5

         Condensed Consolidated Statements of Cash Flows ...................................................    6

         Notes to the Condensed Consolidated Financial Statements ..........................................    7


Item 2. Management's Discussion and Analysis................................................................   10

Item 3. Controls and Procedures.............................................................................   14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   15

Item 2.  Changes in Securities..............................................................................   15

Item 3.  Defaults Upon Senior Securities....................................................................   15

Item 4.  Submission of Matters to a Vote of Security Holders................................................   15

Item 5.  Other Information..................................................................................   15

Item 6.  Exhibits and Reports on Form 8-K...................................................................   15

SIGNATURES   ...............................................................................................   16

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                               June 30,     December 31,
                                                                 2003           2002
                                                             ------------   ------------
ASSETS
Cash and due from financial institutions                     $  3,295,666   $  3,636,558
Interest-earning demand deposits                                1,381,483      2,135,048
Federal funds sold                                              2,404,000      1,661,000
                                                             ------------   ------------
     Cash and cash equivalents                                  7,081,149      7,432,606
Interest-earning deposits                                         477,106        866,270
Securities available for sale                                  24,278,622     26,671,576
Securities held to maturity (fair value June 30, 2003 -
  $6,818,046, December 31, 2002 - $6,016,890)                   6,372,102      5,792,660
Loans, net                                                     65,370,575     60,544,867
Premises and equipment, net                                     1,439,681      1,358,832
Accrued interest receivable                                       511,560        607,688
Other assets                                                    1,685,648      1,458,422
                                                             ------------   ------------

                                                             $107,216,443   $104,732,921
                                                             ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                     $  7,867,438   $  6,813,332
     Interest-bearing                                          79,726,979     78,076,143
                                                             ------------   ------------
         Total                                                 87,594,417     84,889,475
Borrowings                                                      8,671,934      8,928,208
Accrued interest payable                                          127,165        123,714
Other liabilities                                                 321,422        572,438
                                                             ------------   ------------
     Total liabilities                                         96,714,938     94,513,835

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  190,000 shares issued and outstanding                         1,900,000      1,900,000
Additional paid-in capital                                      5,045,227      5,045,227
Retained earnings                                               3,390,955      2,997,492
Accumulated other comprehensive income                            165,323        276,367
                                                             ------------   ------------
     Total shareholders' equity                                10,501,505     10,219,086
                                                             ------------   ------------

                                                             $107,216,443   $104,732,921
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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                    Three Months Ended       Six Months Ended
                                                         June 30,                 June 30,
                                                 -----------------------   -----------------------
                                                    2003         2002         2003         2002
                                                 ----------   ----------   ----------   ----------
Interest and dividend income
     Loans, including fees                       $1,226,811   $1,258,720   $2,398,422   $2,482,166
     Taxable securities                             229,309      281,234      502,792      516,617
     Nontaxable securities                           64,223       61,076      141,698      119,511
     Federal funds sold and other                    17,872       13,517       38,793       27,881
                                                 ----------   ----------   ----------   ----------
         Total interest and dividend income       1,538,215    1,614,547    3,081,705    3,146,175

Interest expense
     Deposits                                       454,433      519,078      926,228    1,067,988
     Other borrowings                                85,937       51,867      173,011       75,964
                                                 ----------   ----------   ----------   ----------
         Total interest expense                     540,370      570,945    1,099,239    1,143,952
                                                 ----------   ----------   ----------   ----------

Net interest income                                 997,845    1,043,602    1,982,466    2,002,223

Provision for loan losses                           102,000      115,000      207,000      215,000
                                                 ----------   ----------   ----------   ----------

Net interest income after provision for
  loan losses                                       895,845      928,602    1,775,466    1,787,223

Noninterest income
     Fees for customer services                     151,010      142,229      289,410      261,643
     Net gains on sales or calls of securities
       available for sale                            75,058        4,820       75,058        4,820
     Other                                           19,453       13,234       45,803       33,094
                                                 ----------   ----------   ----------   ----------
         Total noninterest income                   245,521      160,283      410,271      299,557

Noninterest expense
     Salaries and employee benefits                 391,044      346,435      770,750      687,085
     Occupancy and equipment                        144,294      125,434      281,878      253,693
     Office supplies                                 38,137       30,798       77,180       67,796
     Professional fees                               37,577       33,660       62,832       69,468
     Advertising and public relations                26,592       34,705       54,059       51,699
     Taxes, other than income                        25,829       21,910       51,229       39,660
     Loan collection and repossessions               47,611       20,524       75,640       38,838
     Credit card processing                          20,808       19,554       41,862       38,483
     Director expenses                               12,828       12,920       25,697       25,400
     Other                                           70,769       69,090      142,938      142,647
                                                 ----------   ----------   ----------   ----------
         Total noninterest expense                  815,489      715,030    1,584,065    1,414,769
                                                 ----------   ----------   ----------   ----------

Income before income taxes                          325,877      373,855      601,672      672,011
Income tax expense                                   76,412      110,570      132,209      193,714
                                                 ----------   ----------   ----------   ----------


Net income                                       $  249,465   $  263,285   $  469,463   $  478,297
                                                 ==========   ==========   ==========   ==========

Basic and diluted earnings per share             $     1.31   $     1.80   $     2.47   $     3.28
                                                 ==========   ==========   ==========   ==========

Weighted average shares outstanding                 190,000      146,000      190,000      146,000
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

--------------------------------------------------------------------------------


                                                    Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                             ----------------------------    ----------------------------
                                                 2003            2002            2003            2002
                                             ------------    ------------    ------------    ------------
Balance at beginning of period               $ 10,370,898    $  6,331,557    $ 10,219,086    $  6,215,009

Cash dividends ($.40 per share in 2003
     and $.30 in 2002)                            (76,000)        (43,800)        (76,000)        (43,800)

Comprehensive income:
Net income                                        249,465         263,285         469,463         478,297
Change in net unrealized gain (loss) on
     securities available for sale, net of
     reclassification and tax effects             (42,858)        261,295        (111,044)        162,831
                                             ------------    ------------    ------------    ------------
         Total comprehensive income               206,607         524,580         358,419         641,128
                                             ------------    ------------    ------------    ------------

Balance at end of period                     $ 10,501,505    $  6,812,337    $ 10,501,505    $  6,812,337
                                             ============    ============    ============    ============

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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                Six Months Ended
                                                                                    June 30,
                                                                         ----------------------------
                                                                            2003              2002
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $    469,463    $    478,297
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                       102,916          23,841
         Provision for loan losses                                            207,000         215,000
         Depreciation and amortization                                        113,992         105,471
         Net realized gains on sales or calls of securities                   (75,058)         (4,820)
         Federal Home Loan Bank stock dividends                               (11,000)         (5,800)
         Change in deferred loan costs                                         23,830            (710)
         Change in accrued interest receivable                                 96,128         (52,245)
         Change in accrued interest payable                                     3,451         (37,714)
         Change in other assets and other liabilities                        (375,887)        203,527
                                                                         ------------    ------------
              Net cash from operating activities                              554,835         924,847

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                        (12,494,605)     (6,863,038)
         Maturities, prepayments and calls                                 11,585,746       1,908,384
         Sales                                                              3,100,945              --
     Securities held to maturity:
         Purchases                                                         (1,060,533)       (784,593)
         Maturities and calls                                                 485,000              --
     Loan originations and payments, net                                   (5,101,688)     (2,635,808)
     Maturities of certificates of deposit                                    401,016              --
     Purchases of premises and equipment                                     (194,841)        (73,386)
                                                                         ------------    ------------
         Net cash from investing activities                                (3,278,960)     (8,448,441)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                 2,704,942         507,161
     Proceeds from advance of long-term borrowings                                 --       4,100,000
     Principal repayments of long-term borrowings                            (256,274)     (1,058,305)
     Net changes in short-term borrowings                                          --       1,000,000
     Cash dividends paid                                                      (76,000)        (43,800)
                                                                         ------------    ------------
         Net cash from financing activities                                 2,372,668       4,505,056
                                                                         ------------    ------------

Net change in cash and cash equivalents                                      (351,457)     (3,018,538)

Cash and cash equivalents at beginning of period                            7,432,606       8,202,396
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  7,081,149    $  5,183,858
                                                                         ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                       $  1,095,788    $  1,181,666
     Income taxes paid                                                        518,000         115,000

SUPPLEMENTAL NONCASH DISCLOSURES:
     Transfers from loans to other real estate owned and repossessions   $     45,150    $     51,405


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

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at June 30, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2002, included in its 2002 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2002 Annual Report. Ohio State Bancshares, Inc. ("Corporation") has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.


NOTE 2 - SECURITIES

Securities at June 30, 2003 and December 31, 2002 were as follows:

                                                           June 30, 2003
                                       ------------------------------------------------------
                                                       Gross          Gross
                                        Amortized    Unrealized     Unrealized        Fair
                                          Cost          Gains         Losses         Value
                                       -----------   -----------   -----------    -----------
AVAILABLE FOR SALE
U.S. Treasury                          $   100,791   $    12,381   $        --    $   113,172
U.S. government and federal agencies    10,311,023       162,156        (1,902)    10,471,277
Mortgage-backed                         11,129,197        74,285       (15,247)    11,188,235
Corporate                                1,982,182        18,816            --      2,000,998
                                       -----------   -----------   -----------    -----------
  Total debt securities                 23,523,193       267,638       (17,149)    23,773,682
Other securities                           504,940            --            --        504,940
                                       -----------   -----------   -----------    -----------

   Total                               $24,028,133   $   267,638   $   (17,149)   $24,278,622
                                       ===========   ===========   ===========    ===========

                                                      Gross         Gross
                                        Carrying   Unrecognized  Unrecognized      Fair
                                         Amount        Gains        Losses        Value
                                       ----------  ------------  ------------   ----------
HELD TO MATURITY
State and municipal                    $6,372,102   $  445,944   $         --   $6,818,046
                                       ==========   ==========   ============   ==========


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

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                          December 31, 2002
                                       ------------------------------------------------------
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
                                       ===========   ===========   ===========    ===========

                                                              Gross         Gross
                                           Carrying       Unrecognized   Unrecognized        Fair
                                            Amount            Gains         Losses           Value
                                       --------------     ------------   ------------   ---------------
HELD TO MATURITY
State and municipal                    $    5,792,660     $   232,171    $    (7,941)   $     6,016,890
                                       ==============     ===========    ===========    ===============


Sales of available for sale securities were as follows:

                              Three Months Ended          Six Months Ended
                                 June 30,                      June 30,
                         --------------------------   --------------------------
                            2003           2002           2003          2002
                         -----------    -----------   -----------    -----------
Proceeds                 $ 3,100,945    $        --   $ 3,100,945    $        --
Gross gains                   82,753             --        82,753             --
Gross losses                  (8,765)            --        (8,765)            --
Gross gains from calls         1,070          4,820         1,070          4,820

Securities with a carrying value of approximately $11,297,000 at June 30, 2003 and $9,707,000 at December 31, 2002 were pledged to secure deposits and for other purposes.


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

--------------------------------------------------------------------------------


NOTE 3 - LOANS

Loans at June 30, 2003 and December 31, 2002 were as follows:

                                    June 30,      December 31,
                                     2003            2002
                                 ------------    ------------
     Commercial                  $  8,972,176    $  8,261,356
     Installment                   22,712,868      23,107,796
     Real estate                   33,295,655      28,587,569
     Credit card                      691,724         791,877
     Other                             43,424          50,295
                                 ------------    ------------
                                   65,715,847      60,798,893
     Net deferred loan costs          515,462         539,292
     Allowance for loan losses       (860,734)       (793,318)
                                 ------------    ------------
                                 $ 65,370,575    $ 60,544,867
                                 ============    ============


Activity in the allowance for loan losses was as follows:

                                       Three Months Ended          Six Months Ended
                                            June 30,                   June 30,
                                     ----------------------    ----------------------
                                       2003          2002        2003         2002
                                     ---------    ---------    ---------    ---------
     Balance - beginning of period   $ 832,438    $ 713,092    $ 793,318    $ 713,988
     Loans charged-off                (106,735)    (103,327)    (194,693)    (219,635)
     Recoveries                         33,031       55,767       55,109       71,179
     Provision for loan losses         102,000      115,000      207,000      215,000
                                     ---------    ---------    ---------    ---------

     Balance - June 30               $ 860,734    $ 780,532    $ 860,734    $ 780,532
                                     =========    =========    =========    =========

Impaired loans were as follows:

                                                          June 30,  December 31,
                                                            2003       2002
                                                          --------  ------------
     Balance of impaired loans with allocated allowance   $154,484   $624,886
     Amount of allowance allocated                           7,724     31,244
     Balance of accrued interest on impaired loans              --     35,804

Nonperforming loans were as follows:

                                                    June 30,  December 31,
                                                     2003        2002
                                                    --------  ------------
     Loans past due over 90 days still on accrual   $ 60,568   $706,505
     Loans on nonaccrual                             682,248    227,801


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

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at June 30, 2003, compared to December 31, 2002, and the consolidated results of operations for the three and six months ended June 30, 2003, compared to the same periods in 2002. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

The Corporation has experienced a 2.37% increase in total assets since December 31, 2002, as total assets increased $2,483,000 from $104,733,000 at December 31, 2002 to $107,216,000 at June 30, 2003. This growth is attributable to a $4,826,000 net increase in loans and a $579,000 net increase in securities held to maturity partially offset by a $2,393,000 decrease in securities available for sale. Funding this net growth in assets was a $2,705,000, or 3.19%, increase in total deposits.

Securities available for sale and securities held to maturity had a net decrease of $1,814,000, or 5.59%, from December 31, 2002 through June 30, 2003. This net decrease is made up of a decrease in securities available for sale of $2,393,000, or 8.97%, and an increase in securities held to maturity of $579,000, or 10.00%. Throughout the fourth quarter of 2002 and the first quarter of 2003, the corporation was investing in short-term U.S. government and federal agency securities in order to pick up yield over the federal funds market. This was done to maintain higher levels of liquidity for future loan growth while increasing the yield over a federal funds market that for the first two quarters of 2003 had an average rate of 1.24% prior to correspondent bank transaction costs. During the second quarter of 2003, the corporation used the cash flows from these short-term investments to help fund loan growth.

Net loans increased $4,826,000, or 7.97%, from December 31, 2002 through June 30, 2003. Approximately 73% of this net loan growth occurred in the second quarter of 2003 as the result of the addition of two loan officers and increased loan participation activity with other banks. Contributing to the net increase in loans was a $4,708,000, or 16.47%, increase in real estate loans and a $711,000, or 8.60%, increase in commercial loans. Management expects


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

real estate loans, especially commercial real estate, to continue to grow over the next one to two years because of the added emphasis created by the two new loan officers.

The allowance for loan losses increased to $861,000, or 1.30% of total loans as of June 30, 2003 compared to $793,000, or 1.29% of total loans at December 31, 2002. The minimal change is due to the consistency in net charge-offs and nonperforming loans compared to prior periods. Should charge-offs, classified loans or delinquencies significantly change, management will change the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

Total deposits increased $2,705,000, or 3.19%, from December 31, 2002 to June 30, 2003. The increase in deposits was primarily due to the cyclical cash needs of customers, current market conditions, and the addition of $657,000 in out of town brokered deposits. Management accepts brokered deposits when they are priced favorable compared to the local market. Brokered deposits are not a significant source of funds and only represent 2.74% of total funding at June 30, 2003.


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


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net income for the six months ended June 30, 2003 was $469,000, or $9,000 less than the same period in 2002. The reason for the decrease in earnings was primarily due to a decrease in net interest income of $20,000 and an increase in noninterest expenses of $169,000 partially offset by an increase in noninterest income of $110,000 and a decrease in federal income taxes of $62,000. Federal income taxes have decreased by 31.75% over the periods being presented due to lower effective tax rates caused by an increase in nontaxable interest income and larger increases in the cash surrender value of life insurance policies in 2003. Also, with decreasing costs of interest-bearing liabilities, a higher percentage of the nontaxable interest income is permanently excluded for federal income tax purposes.

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income decreased by $20,000, or 0.99% for the six months ended June 30, 2003 compared to the same period in 2002. The decrease in net interest income is attributable to a decrease in the net yield on interest-earning assets. The decrease in the net yield on interest earning assets is due to a shorter average life of interest-earning assets compared to highly competitive certificate of deposit rates used to encourage customers to invest in longer term deposit products. Management expects this net yield and net interest income to improve in the future as liquidity gets absorbed through loan growth. The following table shows the average balances and net yields on interest-earning assets for the six months ended June 30, 2003 and 2002.

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

                                             Year-to-date    Year-to-date
                                                 2003            2002
                                             ------------    ------------
(A) Average interest-earning assets          $100,603,000    $ 85,771,000
(B) Annualized net interest income              3,998,000       4,038,000
Net Yield on interest-earning assets (B/A)           3.97%           4.71%

Noninterest expense was up $169,000, or 11.97% for the six months ended June 30, 2003 versus the six months ended June 30, 2002. The largest fluctuations in this category came from salaries and employee benefits, loan collection expense, occupancy expense and local taxes. Salaries and employee benefits is up $84,000, or 12.18%, due to higher supplemental retirement plan accruals, higher group medical premiums and the addition of three employees. Loan collection expenses were up $37,000, or 94.76%, due to increased bankruptcy filings and a review by legal council on the status of all uncollected loans. Occupancy expense is up $28,000, or 11.11%, due to software and hardware additions relating to a new data imaging system. Local taxes are up $11,000, or 29.17%, due to an increase in the State of Ohio's franchise tax assessment on the Bank.


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net income for the three months ended June 30, 2003 was $249,000, or $14,000 less than the same period in 2002. The reason for the decrease in earnings was primarily due to decreases in net interest income and increases in noninterest expense partially offset by increases in noninterest income and decreases in federal income taxes. All major fluctuations in income between the three months ended and six months ended June 30, 2002 and 2003 are similar in nature, and discussed in the previous section, except for gains on sales or calls of securities available for sale.

Gains on sales or calls of securities were $75,000 for the three months ended June 30, 2003 compared to $5,000 for the same period in 2002. The increased revenue in 2003 was the primary result of $3,101,000 in sales compared to no sales in 2002. Management sold these securities to decrease its portfolio of mortgage-backed securities, where large pre-payments were expected anyway, and to free up liquidity for expected loan growth.


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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:



--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

                                                              Capital to risk-
                                                               weighted assets
                                                           ------------------------       Tier 1 capital
                                                           Total             Tier 1      to average assets
                                                           -----             ------      -----------------
         Well capitalized                                   10%                6%               5%
         Adequately capitalized                              8%                4%               4%
         Undercapitalized                                    6%                3%               3%

At June 30, 2003 and December 31, 2002, the actual capital ratios for the Bank were:

                                                                       June 30,            December 31,
                                                                         2003                  2002
                                                                       --------            ------------
         Total capital to risk-weighted assets                          12.6%                  12.7%
         Tier 1 capital to risk-weighted assets                         11.4                   11.5
         Tier 1 capital to average assets                                7.6                    7.3

At June 30, 2003 and December 31, 2002, the Bank was categorized as well capitalized.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) and cash flows expected from the securities portfolio within 90 days at June 30, 2003 and December 31, 2002 are listed below. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

                                               June 30,    December 31,
                                                2003          2002
                                             -----------   -----------
     Cash and cash equivalent assets         $ 7,081,000   $ 7,433,000
     Security portfolio cashflows expected
        to receive within 90 days              3,849,000     2,527,000
                                             -----------   -----------

                                             $10,930,000   $ 9,960,000
                                             ===========   ===========

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

--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                         ITEM 3. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------



The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the periodic SEC filings.

There was no change in the Corporation's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.


--------------------------------------------------------------------------------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003
                          PART II - OTHER INFORMATION

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

Item 4 -       Submission of Matters to a Vote of Security Holders:

               On April 17, 2003, Ohio State Bancshares, Inc. held the Annual Meeting of Shareholders at which shareholders voted upon the election of four directors for a term expiring in 2006. Shareholders also voted on amendments to the Articles of Incorporation that would eliminate cumulative voting and eliminate preemptive rights. The results of the voting on these matters were as follows:

                  Nominee                            Votes for               Withheld
                  -------                            ---------               --------
                  Theodore L. Graham                   136,011                   1,887
                  Lois J. Fisher                       133,834                   4,064
                  Thurman R. Mathews                   135,571                   2,327
                  Fred K. White                        135,591                   2,307


                                                                 Votes for     Against     Withheld
                                                                 ---------     -------     --------
               Amendment to eliminate cumulative voting           123,789      11,827        2,282
               Amendment to eliminate preemptive rights           108,296      26,740        2,862

               The following are directors who were not up for election at the meeting and whose terms of office as directors continued after the meeting:

                  Samuel J. Birnbaum
                  Peter B. Miller
                  F. Winton Lackey
                  Gary E. Pendleton
                  John D. Owens
                  Lloyd L. Johnston

Item 5 -       Other Information:

               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:

               (a)    Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification.

               (b)    Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification.

               (c)    Exhibit 32.1 - Chief Executive Officer Certification.

               (d)    Exhibit 32.2 - Chief Financial Officer Certification.

               (e) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (f) No current reports on Form 8-K were filed by the small business issuer during the quarter ended June 30, 2003.

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




Date:   August 8, 2003               /s/ Gary E. Pendleton
     ----------------------          -------------------------------------------
                                     (Signature)
                                     Gary E. Pendleton
                                     President and Chief Executive Officer




Date:   August 8, 2003               /s/ Todd M. Wanner
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

    31.1                         Rule 13a-14(a)/15d-14(a)                     Attached
                                 Certification -
                                 Chief Executive Officer


    31.2                         Rule 13a-14(a)/15d-14(a)Attached             Attached
                                 Certification -
                                 Chief Financial Officer


    32.1                         Section 906 certification of the             Attached
                                 Sarbanes-Oxley Act of 2002 -
                                 Chief Executive Officer

    32.2                         Section 906 certification of the             Attached
                                 Sarbanes-Oxley Act of 2002 -
                                 Chief Financial Officer

--------------------------------------------------------------------------------