Form 10QSB
period 2003-09-30
OHIO STATE BANCSHARES INC
filed 2003-11-14
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from _____ to _____.

                         Commission file number: 0-28648
                                                 -------

                           Ohio State Bancshares, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                      34-1816546
--------------------------------         ---------------------------------------
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
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No
                                                                ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $10.00 par value                  190,000 common shares
                                                outstanding at November 1, 2003

Transitional Small Business Disclosure Format (check one):
Yes               No      X
      -------         -------

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003

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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                 September 30,        December 31,
                                                                                      2003                2002
                                                                                      ----                ----
ASSETS
Cash and due from financial institutions                                        $     4,265,895    $      3,636,558
Interest-earning demand deposits                                                      1,856,874           2,135,048
Federal funds sold                                                                      958,000           1,661,000
                                                                                ---------------    ----------------
     Cash and cash equivalents                                                        7,080,769           7,432,606
Interest-earning deposits                                                               481,776             866,270
Securities available for sale                                                        25,712,987          26,671,576
Securities held to maturity (fair value
     December 31, 2002 - $6,016,890)                                                         --           5,792,660
Loans, net                                                                           69,794,474          60,544,867
Premises and equipment, net                                                           1,479,841           1,358,832
Accrued interest receivable                                                             600,107             607,688
Other assets                                                                          1,729,589           1,458,422
                                                                                ---------------    ----------------

                                                                                $   106,879,543    $    104,732,921
                                                                                ===============    ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                                        $     7,395,717    $      6,813,332
     Interest-bearing                                                                79,700,356          78,076,143
                                                                                ---------------    ----------------
         Total                                                                       87,096,073          84,889,475
Borrowings                                                                            8,596,192           8,928,208
Accrued interest payable                                                                108,206             123,714
Other liabilities                                                                       391,346             572,438
                                                                                ---------------    ----------------
     Total liabilities                                                               96,191,817          94,513,835

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  190,000 shares issued and outstanding                                               1,900,000           1,900,000
Additional paid-in capital                                                            5,045,227           5,045,227
Retained earnings                                                                     3,595,756           2,997,492
Accumulated other comprehensive income                                                  146,743             276,367
                                                                                ---------------    ----------------
     Total shareholders' equity                                                      10,687,726          10,219,086
                                                                                ---------------    ----------------

                                                                                $   106,879,543    $    104,732,921
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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                            2003           2002            2003            2002
                                                            ----           ----            ----            ----
Interest and dividend income
     Loans, including fees                             $ 1,270,511     $ 1,248,685    $  3,668,933     $  3,730,851
     Taxable securities                                    149,182         292,701         651,974          809,318
     Nontaxable securities                                  89,611          67,184         231,309          186,695
     Federal funds sold and other                           15,103          18,351          53,896           46,232
                                                       -----------     -----------    ------------     ------------
         Total interest and dividend income              1,524,407       1,626,921       4,606,112        4,773,096

Interest expense
     Deposits                                              430,805         509,596       1,357,033        1,577,584
     Other borrowings                                       85,386          81,601         258,397          157,565
                                                       -----------     -----------    ------------     ------------
         Total interest expense                            516,191         591,197       1,615,430        1,735,149
                                                       -----------     -----------    ------------     ------------

Net interest income                                      1,008,216       1,035,724       2,990,682        3,037,947

Provision for loan losses                                  105,000         110,000         312,000          325,000
                                                       -----------     -----------    ------------     ------------

Net interest income after provision for
  loan losses                                              903,216         925,724       2,678,682        2,712,947

Noninterest income
     Fees for customer services                            161,318         161,146         450,728          422,789
     Net gains on sales or calls of securities
        available for sale                                  19,782          61,613          94,840           66,433
     Other                                                  11,870          17,950          57,673           51,044
                                                       -----------     -----------    ------------     ------------
         Total noninterest income                          192,970         240,709         603,241          540,266

Noninterest expense
     Salaries and employee benefits                        424,668         363,430       1,195,418        1,050,515
     Occupancy and equipment                               147,608         130,843         429,486          384,536
     Office supplies                                        33,838          35,450         111,018          103,246
     Professional fees                                      30,311          35,637          93,143          105,105
     Advertising and public relations                       13,451          18,082          67,510           69,781
     Taxes, other than income                               24,386          23,115          75,615           62,775
     Loan collection and repossessions                      38,974          18,784         114,614           57,622
     Credit card processing                                 25,914          22,192          67,776           60,675
     Director expenses                                      13,878          12,897          39,575           38,297
     Other                                                  69,256          71,923         212,194          214,570
                                                       -----------     -----------    ------------     ------------
         Total noninterest expense                         822,284         732,353       2,406,349        2,147,122
                                                       -----------     -----------    ------------     ------------

Income before income taxes                                 273,902         434,080         875,574        1,106,091
Income tax expense                                          69,101         128,664         201,310          322,378
                                                       -----------     -----------    ------------     ------------


Net income                                             $   204,801     $   305,416    $    674,264     $    783,713
                                                       ===========     ===========    ============     ============

Basic and diluted earnings per share                   $      1.08     $     1.95     $       3.55     $       5.24
                                                       ===========     ==========     ============     ============

Weighted average shares outstanding                        190,000         156,950         190,000          149,690
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

--------------------------------------------------------------------------------

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                            2003           2002            2003            2002
                                                            ----           ----            ----            ----

Balance at beginning of period                       $  10,501,505   $   6,812,337  $  10,219,086   $  6,215,009

Cash dividends ($.40 per share in 2003
     and $.30 in 2002)                                          --              --        (76,000)       (43,800)

Proceeds from sale of 32,784 shares
     of common stock, net of offering
     costs of $58,224                                           --       2,138,740             --      2,138,740

Comprehensive income:
Net income                                                 204,801         305,416        674,264        783,713
Change in net unrealized gain (loss) on
     securities available for sale, net of
     tax effects and reclassifications on
     realized gains                                        (71,034)         50,658       (182,078)       213,489
Unrealized gain on securities transferred
     from held to maturity to available for
     sale during the period, net of tax                     52,454              --         52,454             --
                                                     -------------   -------------  -------------   ------------

         Total comprehensive income                        186,221         356,074        544,640        997,202
                                                     -------------   -------------  -------------   ------------


Balance at end of period                             $  10,687,726   $   9,307,151  $  10,687,726   $  9,307,151
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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                            September 30,
                                                                                            -------------
                                                                                        2003               2002
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $      674,264    $       783,713
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                                  146,270             21,386
         Provision for loan losses                                                       312,000            325,000
         Depreciation and amortization                                                   174,740            158,639
         Net realized gains on sales of securities                                       (94,840)           (66,433)
         Federal Home Loan Bank stock dividends                                          (15,500)            (9,200)
         Change in deferred loan costs                                                    33,098             (7,875)
         Change in accrued interest receivable                                             7,581            (87,417)
         Change in accrued interest payable                                              (15,508)          (109,475)
         Change in other assets and other liabilities                                   (320,133)           235,848
                                                                                  --------------    ---------------
              Net cash from operating activities                                         901,972          1,244,186

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                                   (15,595,926)        (9,962,988)
         Maturities, payments and calls                                               20,334,850          4,149,647
         Sales                                                                         4,166,398          2,958,406
     Securities held to maturity:
         Purchases                                                                    (2,887,925)        (1,321,333)
         Maturities and calls                                                            485,000                 --
     Purchase of certificate of deposit                                                       --           (396,105)
     Loan originations and payments, net                                              (9,660,055)        (3,489,314)
     Maturities of certificates of deposit                                               401,016                 --
     Purchases of premises and equipment                                                (295,749)           (83,707)
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (3,052,391)        (8,145,394)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                            2,206,598            492,304
     Proceeds from advance of long-term borrowings                                            --          8,400,000
     Principal repayments of long-term borrowings                                       (332,016)        (2,233,104)
     Net changes in short-term borrowings                                                     --           (500,000)
     Cash dividends paid                                                                 (76,000)           (43,800)
     Proceeds from sale of stock, net of offering costs                                       --          2,138,740
                                                                                  --------------    ---------------
         Net cash from financing activities                                            1,798,582          8,254,140
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                                 (351,837)         1,352,932

Cash and cash equivalents at beginning of period                                       7,432,606          8,202,396
                                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    7,080,769    $     9,555,328
                                                                                  ==============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                $    1,630,938    $     1,844,624
     Income taxes paid                                                                   593,000            195,212

SUPPLEMENTAL NONCASH DISCLOSURES:
     Transfers from loans to other real estate owned and repossessions            $       65,350    $        67,930
     Transfer of securities from held to maturity to available for sale                8,201,627                 --

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

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at September 30, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2002, included in its 2002 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2002 Annual Report. Except where noted, Ohio State Bancshares, Inc. ("Corporation") has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

In previous financial statements, the Corporation has carried securities classified as held to maturity and as available for sale. To aid in liquidity and risk management, the Corporation reclassified all securities from held to maturity to available for sale on August 31, 2003. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Securities with a carrying value of $8,202,000 and unrealized gains of $79,000 were reclassified. The Corporation's equity increased $52,000, net of tax effects, as a result of the transfer. Management expects that all securities purchased in the future will be classified as available for sale.


NOTE 2 - SECURITIES

Securities at September 30, 2003 and December 31, 2002 were as follows:


                                                                          September 30, 2003
                                                   ----------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                         Cost             Gains          Losses           Value
                                                         ----             -----          ------           -----
AVAILABLE FOR SALE
U.S. Treasury                                      $      100,771     $     6,323    $        --    $       107,094
U.S. government and federal agencies                    9,286,840          86,090        (97,378)         9,275,552
Mortgage-backed                                         5,843,985          52,763        (13,929)         5,882,819
State and municipal                                     8,265,595         252,503        (83,257)         8,434,841
Corporate                                               1,484,019          19,222             --          1,503,241
                                                   --------------     -----------    -----------    ---------------
  Total debt securities                                24,981,210         416,901       (194,564)        25,203,547
Other securities                                          509,440              --             --            509,440
                                                   --------------     -----------    -----------    ---------------

   Total                                           $   25,490,650     $   416,901    $  (194,564)   $    25,712,987
                                                   ==============     ===========    ===========    ===============

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

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                                                            December 31, 2002
                                                   ----------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                         Cost             Gains          Losses           Value
                                                         ----             -----          ------           -----
AVAILABLE FOR SALE
U.S. Treasury                                      $      100,831     $     7,674    $        --    $       108,505
U.S. government and federal agencies                    7,976,371         189,449           (725)         8,165,095
Mortgage-backed                                        16,228,816         235,214         (5,041)        16,458,989
Corporate                                               1,452,881             115         (7,949)         1,445,047
                                                   --------------     -----------    -----------    ---------------
  Total debt securities                                25,758,899         432,452        (13,715)        26,177,636
Other securities                                          493,940              --             --            493,940
                                                   --------------     -----------    -----------    ---------------

   Total                                           $   26,252,839     $   432,452    $   (13,715)   $    26,671,576
                                                   ==============     ===========    ===========    ===============


                                                                          Gross           Gross
                                                       Carrying       Unrecognized    Unrecognized        Fair
                                                        Amount            Gains          Losses           Value
                                                        ------            -----          ------           -----
HELD TO MATURITY
State and municipal                                $    5,792,660     $   232,171    $    (7,941)   $     6,016,890
                                                   ==============     ===========    ===========    ===============

Sales of available for sale securities were as follows:

                                               Three Months Ended                       Nine Months Ended
                                                 September 30,                            September 30,
                                                 -------------                            -------------
                                              2003              2002                 2003               2002
                                              ----              ----                 ----               ----
   Proceeds                             $  1,065,453       $  2,958,406         $  4,166,398      $  2,958,406
   Gross gains                                19,782             61,172              102,535            61,172
   Gross losses                                   --                 --               (8,765)               --
   Gross gains from calls                         --                441                1,070             5,261

The amortized cost and estimated fair values of securities at September 30, 2003, by expected maturity are shown below. Actual maturities may differ from expected maturities because certain borrowers may have the right to call or repay obligations without penalties.

                                             Amortized             Fair
                                               Cost                Value
                                               ----                -----

     Due in one year or less             $    5,540,883      $    5,548,592
     Due in one to five years                 8,355,277           8,540,159
     Due in five to ten years                 7,936,345           7,927,313
     Due after ten years                      3,148,705           3,187,483
     Other securities                           509,440             509,440
                                         --------------      --------------

                                         $   25,490,650      $   25,712,987
                                         ==============      ==============

Securities with a carrying value of approximately $11,236,000 at September 30, 2003 and $9,707,000 at December 31, 2002 were pledged to secure deposits and for other purposes.


                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS

Loans at September 30, 2003 and December 31, 2002 were as follows:

                                                                    September 30,            December 31,
                                                                         2003                    2002
                                                                         ----                    ----

         Commercial                                               $      9,769,657        $      8,261,356
         Installment                                                    23,060,808              23,107,796
         Real estate                                                    36,488,985              28,587,569
         Credit card                                                       755,293                 791,877
         Other                                                              45,484                  50,295
                                                                  ----------------        ----------------
                                                                        70,120,227              60,798,893
         Net deferred loan costs                                           506,194                 539,292
         Allowance for loan losses                                        (831,947)               (793,318)
                                                                  ----------------        ----------------

                                                                  $     69,794,474        $     60,544,867
                                                                  ================        ================

Activity in the allowance for loan losses was as follows:

                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                         September 30,
                                                  -------------                         -------------
                                               2003            2002                2003            2002
                                               ----            ----                ----            ----

         Balance - beginning of period   $    860,734     $    780,532       $    793,318     $    713,988
         Loans charged-off                   (165,056)         (90,897)          (359,749)        (268,901)
         Recoveries                            31,269           28,883             86,378           58,431
         Provision for loan losses            105,000          110,000            312,000          325,000
                                         ------------     ------------       ------------     ------------

         Balance - September 30          $    831,947     $    828,518       $    831,947     $    828,518
                                         ============     ============       ============     ============

Impaired loans were as follows:

                                                                               September 30,   December 31,
                                                                                   2003            2002
                                                                                   ----            ----

         Balance of impaired loans with allocated allowance                  $    154,484     $    624,886
         Amount of allowance allocated                                              7,724           31,244
         Balance of accrued interest on impaired loans                                 --           35,804

Nonperforming loans were as follows:

                                                                               September 30,   December 31,
                                                                                   2003            2002
                                                                                   ----            ----

         Loans past due over 90 days still on accrual                        $    218,094     $    706,505
         Loans on nonaccrual                                                      500,040          227,801

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

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at September 30, 2003, compared to December 31, 2002, and the consolidated results of operations for the three and nine months ended September 30, 2003, compared to the same periods in 2002. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

The Corporation has experienced a 2.05% increase in total assets since December 31, 2002, as total assets increased $2,147,000 from $104,733,000 at December 31, 2002 to $106,880,000 at September 30, 2003. This growth is attributable to a $9,249,000 net increase in loans partially offset by a $6,752,000 decrease in total securities. Funding this net growth in assets was a $2,207,000, or 2.60%, increase in total deposits.

Securities available for sale and securities held to maturity had a net decrease of $6,752,000, or 20.80%, from December 31, 2002 through September 30, 2003.
Throughout the fourth quarter of 2002 and the first quarter of 2003, the Corporation was investing in short-term U.S. government and federal agency securities in order to pick up yield over the federal funds market. This was done to maintain higher levels of liquidity for future loan growth while increasing the yield over a federal funds market that for the first three quarters of 2003 had an average rate of 1.17% prior to correspondent bank transaction costs. During the second and third quarters of 2003, the Corporation used the cash flows from these short-term investments to help fund loan growth. To aid in liquidity and risk management, the Corporation reclassified all securities from held to maturity to available for sale on August 31, 2003. Securities with a carrying value of $8,202,000 and unrealized gains of $79,000 were reclassified. Management expects that all securities purchased in the future will be classified as available for sale.

Net loans increased $9,249,000, or 15.28%, from December 31, 2002 through September 30, 2003. Approximately 86% of this net loan growth occurred after May of 2003 as the result of the addition of two loan officers and increased loan participation activity with other banks. Contributing to the net increase in loans was a $7,901,000, or 27.64%, increase in real estate loans and a $1,508,000, or 18.26%, increase in commercial loans. Management

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

expects real estate loans, especially commercial real estate, to continue to grow over the next one to two years because of the added emphasis created by the two new loan officers.

The allowance for loan losses increased to $832,000, or 1.18% of total loans as of September 30, 2003 compared to $793,000, or 1.29% of total loans at December 31, 2002. The decrease in allowance as a percentage of total loans is due to strong loan growth in commercial and real estate loans. The allocation of allowance for these types of loans is less than consumer loans which have historically made up the majority of charge-off activity. Additionally, nonperforming loans declined from $934,000, or 1.52% of loans, to $718,000, or 1.02% of loans. Should charge-offs, classified loans or delinquencies significantly change, management will change the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio.

Total deposits increased $2,207,000, or 2.60%, from December 31, 2002 to September 30, 2003. The increase in deposits was primarily due to the cyclical cash needs of customers, current market conditions, and the addition of $668,000 in out of town brokered deposits. Management accepts brokered deposits when they are priced favorable compared to the local market. Brokered deposits are not a significant source of funds and only represent 2.77% of total funding at September 30, 2003.


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


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net income for the nine months ended September 30, 2003 was $674,000, or $110,000 less than the same period in 2002. The reasons for the decrease in earnings was primarily due to a decrease in net interest income of $47,000 and an increase in noninterest expenses of $259,000 partially offset by an increase in noninterest income of $63,000 and a decrease in federal income taxes of $121,000. Federal income taxes have decreased by 37.55% over the periods being presented due to lower effective tax rates caused by an increase in nontaxable interest income and increases in the cash surrender value of life insurance policies in 2003 over 2002. Also, with decreasing costs of interest-bearing liabilities, a higher percentage of the nontaxable interest income is permanently excluded for federal income tax purposes.

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income decreased by $47,000, or 1.56% for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease in net interest income is attributable to a decrease in the net yield on interest-earning assets. The decrease in the net yield on interest earning assets is due to a shorter average life of interest-earning assets compared to highly competitive certificate of deposit rates used to encourage customers to invest in longer term deposit

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

products. Management expects this net yield and net interest income to improve in the future as liquidity gets absorbed through loan growth. The following table shows the average balances and net yields on interest-earning assets for the nine months ended September 30, 2003 and 2002.

                                             Year-to-date        Year-to-date
                                                 2003                2002
                                                 ----                ----

(A) Average interest-earning assets        $   100,924,000     $   88,073,000
(B) Annualized net interest income               3,999,000          4,062,000
Net Yield on interest-earning assets (B/A)           3.96%              4.61%

Noninterest income was up $63,000, or 11.69% for the nine months ended September 30, 2003 versus the same period in 2002 due to increases in fees for customer service and gains on the sale of securities. Fees for customer services are up $28,000, or 6.61%, due to growth in deposit accounts and larger realized fees on commercial deposit accounts due to lower earnings credit. Throughout 2002 and 2003, interest rates have been low causing a strong bond market. Management has used this opportunity to sell some securities, at a profit, that do not meet optimal credit or interest rate risk characteristics. For the nine months ended September 30, 2003, the gain from these sales was $28,000 higher than the same period in 2002.

Noninterest expense was up $259,000, or 12.07% for the nine months ended September 30, 2003 versus the nine months ended September 30, 2002. The largest fluctuations in this category came from salaries and employee benefits, occupancy expense and loan collection expense. Salaries and employee benefits is up $145,000, or 13.79%, due to higher supplemental retirement plan expense accruals, higher group medical premiums and the addition of three employees. Occupancy expense is up $45,000, or 11.69%, due to software and hardware additions relating to a new data imaging system. Loan collection expenses are up $57,000, or 98.91%, due to increased bankruptcy filings, increased charge-off activity, and a review by legal council on the status of all uncollected loans.


THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net income for the three months ended September 30, 2003 was $205,000, or $100,000 less than the same period in 2002. The reason for the decrease in earnings was primarily due to decreases in net interest income and noninterest income and increases in noninterest expense partially offset by decreases in federal income taxes. All major fluctuations in income between the three months ended and nine months ended September 30, 2002 and 2003 are similar in nature, and discussed in the previous section.

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

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

                                                              Capital to risk-
                                                               weighted assets
                                                               ---------------            Tier 1 capital
                                                           Total             Tier 1      to average assets
                                                           -----             ------      -----------------

         Well capitalized                                   10%                6%               5%
         Adequately capitalized                              8%                4%               4%
         Undercapitalized                                    6%                3%               3%

At September 30, 2003 and December 31, 2002, the actual capital ratios for the Bank were:

                                                                     September 30,         December 31,
                                                                         2003                  2002
                                                                         ----                  ----

         Total capital to risk-weighted assets                          12.4%                  12.7%
         Tier 1 capital to risk-weighted assets                         11.3                   11.5
         Tier 1 capital to average assets                                7.7                    7.3

At September 30, 2003 and December 31, 2002, the Bank was categorized as well capitalized.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) and cash flows expected from the securities portfolio within 90 days at September 30, 2003 and December 31, 2002 are listed below. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.


                                                               September 30,           December 31,
                                                                    2003                   2002
                                                                    ----                   ----

         Cash and cash equivalent assets                    $    7,081,000         $    7,433,000
         Security portfolio cashflows expected
            to be received within 90 days                        2,475,000              2,527,000
                                                            --------------         --------------

                                                            $    9,556,000         $    9,960,000
                                                            ==============         ==============


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

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                         ITEM 3. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------


The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiary) required to be included in the periodic SEC filings.

There was no change in the Corporation's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                        Quarter ended September 30, 2003
                           PART II - OTHER INFORMATION

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

               (b)    Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification.

               (c)    Exhibit 32.1 - Chief Executive Officer Certification.

               (d)    Exhibit 32.2 - Chief Financial Officer Certification.

               (e) Exhibit 99 - Safe Harbor Under Private Securities Litigation Reform Act of 1995.

               (f) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 2003.

                           OHIO STATE BANCSHARES, INC.

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              OHIO STATE BANCSHARES, INC.
                              --------------------------------------------------
                              (Registrant)




Date:  November 7, 2003       /s/ G. E. Pendleton
     ------------------       --------------------------------------------------
                              (Signature)
                              Gary E. Pendleton
                              President and Chief Executive Officer




Date:  November 7, 2003       /s/ Todd Wanner
     ------------------       --------------------------------------------------
                              (Signature)
                              Todd M. Wanner
                              Senior Vice President and Chief Financial Officer

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

     31.1                        Rule 13a-14(a)/15d-14(a)                     Attached
                                 Certification -
                                 Chief Executive Officer


     31.2                        Rule 13a-14(a)/15d-14(a)                     Attached
                                 Certification -
                                 Chief Financial Officer


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