Form 10KSB
period 2003-12-31
OHIO STATE BANCSHARES INC
filed 2004-03-30
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    -------

                           Commission File No. 0-28648

                           OHIO STATE BANCSHARES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           OHIO                                           34-1816546
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   111 South Main Street, Marion, Ohio                       43302
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip code)

                                 (740) 387-2265
                           --------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for the year ended December 31, 2003 was: $6,984,668.

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of March 15, 2004 based on the trade price of $77.00 was $10,191,181.

At March 15, 2004, there were issued and outstanding 190,000 of the Issuer's Common Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's 2003 Annual Report to security holders are incorporated by reference into Item 1, Item 6 and Item 7 and are attached as exhibit 13. Portions of the Issuer's Proxy Statement to be separately filed and dated approximately March 26, 2004, are incorporated by reference into Item 9, Item 10, Item 11, Item 12 and Item 14.

Transitional Small Business Disclosure Form (check one): Yes [X]   No [ ]

                                      INDEX

                                   FORM 10-KSB

PART I

   ITEM 1.   Description of Business.............................................   3

   ITEM 2.   Description of Property.............................................   4

   ITEM 3.   Legal Proceedings...................................................   4

   ITEM 4.   Submission of Matters to a Vote of Security Holders.................   4

PART II

   ITEM 5.   Market for Common Equity and Related Shareholder Matters............   5

   ITEM 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................   5

   ITEM 7.   Financial Statements................................................   5

   ITEM 8.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.................................   5

   ITEM 8a.  Controls and Procedures.............................................   6

PART III

   ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...................   7

   ITEM 10.  Executive Compensation..............................................   7

   ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.....................................   7

   ITEM 12.  Certain Relationships and Related Transactions......................   8

   ITEM 13.  Exhibits and Reports on Form 8-K....................................   9

   ITEM 14.  Principle Accountant Fees and Services..............................  10

SIGNATURES   ....................................................................  11

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

EMPLOYEES

As of December 31, 2003, the Bank employed 24 full-time and 5 part-time employees.

STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

The statistical disclosures required by bank holding companies is incorporated by reference and are included on page 2 under the heading Summary of Selected Financial Data, in Footnotes 3, 5 and 6 to the consolidated financial statements on pages 12 through 15 and in the managements discussion and analysis on pages 22 through 30 of the Corporation's 2003 Annual Report and is attached as Exhibit 13.

Nonaccrual loans for the Bank were $483,314 at December 31, 2003. If these loans had been performing in accordance with their original terms, and not placed on nonaccrual status, an additional $34,546 would have been recognized as interest income in 2003. Additional information regarding nonaccrual, past due and restructured loans is incorporated by reference and is included on pages 13 and 26 of the Corporation's 2003 Annual Report and is attached as Exhibit 13.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Corporation's December 31, 2003 fiscal year end.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of the Corporation trades infrequently and is not traded on any established securities market. Parties interested in buying or selling the Corporation's stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI).

For 2003 and 2002, bid and ask quotations were obtained from CBI, which handles a limited amount of the Corporation's stock transactions. The quotations are inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

  2003     Low Bid   High Bid   Low Ask   High Ask
  ----     -------   --------   -------   --------
1st Qtr.   $ 69.00   $  69.00   $ 72.00   $  72.00
2nd Qtr.     69.00      72.00     72.00      75.00
3rd Qtr.     72.00      72.00     75.00      75.00
4th Qtr.     72.00      77.00     75.00      80.00

  2002

1st Qtr.   $ 62.00   $  62.00   $ 64.00   $  64.00
2nd Qtr.     62.00      64.00     64.00      64.00
3rd Qtr.     64.00      66.00     67.00      69.00
4th Qtr.     66.00      69.00     69.00      72.00

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation's stock, these prices may not reflect the prices at which the stock would trade in an active market.

The Corporation has 500,000 authorized and 190,000 outstanding shares of common stock held by approximately 532 shareholders as of December 31, 2003. The Corporation paid cash dividends of $0.40 and $0.30 per share in June and December of 2003 and 2002, resulting in a total amount of $0.80 and $0.60 per share in 2003 and 2002.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information concerning Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 22 through 34 of the 2003 Annual Report and is attached as exhibit 13.

ITEM 7 - FINANCIAL STATEMENTS

Information concerning the audited consolidated financial statements of the Corporation for 2003 and 2002 appears on pages 3 through 21 of the 2003 Annual Report and is attached as exhibit 13.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the Corporation's independent accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

ITEM 8a - CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning Directors and Executive Officers of the Corporation appears on pages 3 through 5 under the captions Election of Directors and Securities Ownership of Certain Beneficial Owners and Management and on page 13 under the captions Compliance With Section 16(A) of the Securities Exchange Act of 1934 in the Corporation's Definitive Proxy Statement dated March 26, 2004 for the Annual Meeting of Shareholders to be held on April 15, 2004, and is incorporated herein by reference.

The Board of Directors has determined that the Corporation does not have an audit committee financial expert serving on its audit committee. However, the Board of Directors has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the committee. At this time, the Board does not believe it is necessary to actively search for an outside person to serve on the Board who would qualify as a financial expert.

The Board of Directors of the Corporation adopted a Code of Business Conduct and Ethics (the "Code") at its meeting on March 18, 2004. While the Sarbanes-Oxley Act of 2002 mandates the adoption of a code of ethics for the most senior executive officers of all public companies, the Code adopted by the Corporation's Board of Directors is broader in the activities covered and applies to all officers, directors and employees of the Corporation and the Bank, including the chief executive officer, chief financial officer, principal accounting officer and other senior officers performing accounting, auditing, financial management or similar functions. The administration of the Code has been delegated to the Audit Committee of the Board of Directors, a Committee comprised entirely of "independent directors." The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Corporation assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms. The Board and management of the Corporation intends to continue to monitor not only the developing legal requirements in this area, but also the best practices of comparable companies, to assure that the Corporation maintains sound corporate governance practices in the future.

A copy of the Corporation's Code is available on the website of the Bank (www.themarionbank.com.) In addition, a copy of the Code is available to any shareholder free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Mr. Gary Pendleton, President, Chief Executive Officer, Ohio State Bancshares, Inc., 111 S. Main Street, Marion, Ohio 43302.

ITEM 10 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on page 9 under the captions Executive Compensation and Other Information in the Corporation's Definitive Proxy Statement dated March 26, 2004 for the Annual Meeting of Shareholders to be held on April 15, 2004, and is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained on pages 3 through 5 under the captions Election of Directors and Securities Ownership of Certain Beneficial Owners and Management in the Corporation's Definitive Proxy Statement dated March 26, 2004 for the Annual Meeting of Shareholders to be held on April 15, 2004, and is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on page 12 under the caption Certain Transactions in the Corporation's Definitive Proxy Statement dated March 26, 2004 for the Annual Meeting of Shareholders to be held on April 15, 2004 and is incorporated herein by reference.

ITEM 13 - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)      EXHIBITS

                                                                             Reference to
Regulation S-B                                                               Prior Filing
    Exhibit                                                                 Exhibit Number
    Number                     Description of Document                      Attached Hereto     Date Filed
--------------         -------------------------------------------          ---------------    ------------
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

     10.1              Lease Agreement Between Henney and
                        Cooper, Inc. and The Marion Bank for
                        Branch on Richland Road in Marion, Ohio                   *             03/24/1997

     10.2              Executive Indexed Salary Continuation
                        Plan Agreement for President                              *             03/24/1997

     10.3              Executive Indexed Salary Continuation
                        Plan Agreement for Executive Officers                     *             03/27/1998

     10.4              Executive Change of Control Agreement                      *             03/30/2001

     13                Ohio State Bancshares 2003 Annual Report               Attached

     20                Proxy Statement for the 2003 Annual                       **
                        Meeting of the Shareholders

     21                Subsidiaries of the Registrant                           ***

     31(a)             Chief Executive Officer Certification                  Attached

     31(b)             Chief Financial Officer Certification                  Attached

     32(a)             Chief Executive Officer Certification                  Attached

     32(b)             Chief Financial Officer Certification                  Attached

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

ITEM 14 - PRINCIPLE ACCOUNTANT FEES AND SERVICES

Information concerning principle accounting firm fees appears on page 9 under the captions Principle Accounting Firm Fees in the Corporation's Definitive Proxy Statement dated March 26, 2004 for the Annual Meeting of Shareholders to be held on April 15, 2004, and is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OHIO STATE BANCSHARES, INC.

     March 29, 2004                        By:    /s/ GARY E. PENDLETON
--------------------------                    ---------------------------------
           Date                                   Gary E. Pendleton, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on April 17, 2003.

                  Signatures                                        Signatures
--------------------------------------------           -------------------------------------
     /s/ GARY E. PENDLETON                                   /s/ LLOYD L. JOHNSTON
--------------------------------------------           -------------------------------------
Gary E. Pendleton                                      Lloyd L. Johnston
President and Chief Executive Officer, Director        Director

     /s/ THEODORE L. GRAHAM                                  /s/ F. WINTON LACKEY
--------------------------------------------           -------------------------------------
Theodore L. Graham                                     F. Winton Lackey
Director                                               Director

     /s/ FRED K. WHITE                                       /s/ THURMAN R. MATHEWS
--------------------------------------------           -------------------------------------
Fred K. White                                          Thurman R. Mathews
Director, Chairman of the Board                        Director

     /s/ SAMUEL J. BIRNBAUM                                  /s/ PETER B. MILLER
--------------------------------------------           -------------------------------------
Samuel J. Birnbaum                                     Peter B. Miller
Director                                               Director

     /s/ LOIS J. FISHER
--------------------------------------------
Lois J. Fisher
Director