Form 10QSB
period 2004-03-31
OHIO STATE BANCSHARES INC
filed 2004-05-17
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common stock, $10.00 par value                       190,000 common shares
                                                     outstanding at May 10, 2004

Transitional Small Business Disclosure Format (check one):

Yes [ ]      No [X]

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets ...........................................      3

            Condensed Consolidated Statements of Income......................................      4

            Condensed Consolidated Statements of Changes in
              Shareholders' Equity ..........................................................      5

            Condensed Consolidated Statements of Cash Flows .................................      6

            Notes to the Condensed Consolidated Financial Statements ........................      7

Item 2. Management's Discussion and Analysis.................................................     10

Item 3. Controls and Procedures..............................................................     14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................     15

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities....     15

Item 3.  Defaults Upon Senior Securities.....................................................     15

Item 4.  Submission of Matters to a Vote of Security Holders.................................     15

Item 5.  Other Information...................................................................     15

Item 6.  Exhibits and Reports on Form 8-K....................................................     15

SIGNATURES...................................................................................     16

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       March 31,    December 31,
                                                                                         2004           2003
                                                                                     ------------   ------------
ASSETS
Cash and due from financial institutions                                             $  4,102,630   $  3,090,640
Interest-earning demand deposits                                                        2,783,542        704,650
Federal funds sold                                                                      5,613,000             --
                                                                                     ------------   ------------
      Cash and cash equivalents                                                        12,499,172      3,795,290
Interest-earning deposits                                                                 491,016        486,447
Securities available for sale                                                          24,934,497     27,019,911
Loans, net                                                                             76,284,299     75,357,763
Premises and equipment, net                                                             2,086,334      1,720,562
Accrued interest receivable                                                               571,419        523,737
Other real estate owned                                                                   253,830        188,649
Other assets                                                                            1,879,886      1,769,813
                                                                                     ------------   ------------

                                                                                     $119,000,453   $110,862,172
                                                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
      Noninterest-bearing                                                            $  9,315,104   $  8,420,635
      Interest-bearing                                                                 83,011,680     78,586,417
                                                                                     ------------   ------------
             Total                                                                     92,326,784     87,007,052
Federal funds purchased                                                                        --      1,248,000
Borrowings                                                                             11,452,408     11,019,597
Subordinated debentures                                                                 3,000,000             --
Accrued interest payable                                                                  147,999        121,517
Other liabilities                                                                         895,821        605,856
                                                                                     ------------   ------------
      Total liabilities                                                               107,823,012    100,002,022
Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  190,000 shares issued and outstanding                                                 1,900,000      1,900,000
Additional paid-in capital                                                              5,045,227      5,045,227
Retained earnings                                                                       3,840,074      3,702,038
Accumulated other comprehensive income                                                    392,140        212,885
                                                                                     ------------   ------------
      Total shareholders' equity                                                       11,177,441     10,860,150
                                                                                     ------------   ------------
                                                                                     $119,000,453   $110,862,172
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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                             ---------
                                                         2004         2003
                                                      ----------   ----------
Interest and dividend income
      Loans, including fees                           $1,332,992   $1,171,611
      Taxable securities                                 162,231      273,483
      Nontaxable securities                               80,551       77,475
      Federal funds sold and other                        18,488       20,921
                                                      ----------   ----------
            Total interest and dividend income         1,594,262    1,543,490

Interest expense
      Deposits                                           407,644      471,795
      Federal Home Loan Bank advances                     96,773       87,074
      Subordinated debentures and other borrowings        16,608           --
                                                      ----------   ----------
            Total interest expense                       521,025      558,869
                                                      ----------   ----------

Net interest income                                    1,073,237      984,621

Provision for loan losses                                 90,300      105,000
                                                      ----------   ----------

Net interest income after provision for loan losses      982,937      879,621

Noninterest income
      Fees for customer services                         143,211      138,400
      Net gains on sales of securities                    13,134           --
      Other                                               19,856       26,350
                                                      ----------   ----------
            Total noninterest income                     176,201      164,750

Noninterest expense
      Salaries and employee benefits                     546,929      379,706
      Occupancy and equipment                            160,921      137,584
      Office supplies                                     31,861       39,043
      Professional fees                                   64,600       25,255
      Advertising and public relations                    20,243       27,467
      Taxes, other than income                            27,537       25,400
      Loan collection and repossessions                   19,858       28,029
      Credit card processing                              13,769       21,054
      Director expenses                                   12,300       12,869
      Other                                               86,698       72,169
                                                      ----------   ----------
            Total noninterest expense                    984,716      768,576
                                                      ----------   ----------

Income before income taxes                               174,422      275,795
Income tax expense                                        36,386       55,797
                                                      ----------   ----------

Net income                                            $  138,036   $  219,998
                                                      ==========   ==========

Basic and diluted earnings per share                  $      .73   $     1.16
                                                      ==========   ==========
Weighted average shares outstanding                      190,000      190,000

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                                 2004           2003
                                              -----------   ------------
Balance at beginning of period                $10,860,150   $ 10,219,086

Comprehensive income:
Net income                                        138,036        219,998
Change in net unrealized gain (loss) on
      securities available for sale, net of
      reclassification and tax effects            179,255        (68,186)
                                              -----------   ------------
            Total comprehensive income            317,291        151,812
                                              -----------   ------------

Balance at end of period                      $11,177,441   $ 10,370,898
                                              ===========   ============

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                                   ---------
                                                                              2004           2003
                                                                          ------------    -----------
Cash flows from operating activities
      Net income                                                          $    138,036    $   219,998
      Adjustments to reconcile net income to net cash from
        operating activities
            Net amortization of securities                                      14,708         54,830
            Provision for loan losses                                           90,300        105,000
            Depreciation and amortization                                       59,918         55,724
            Net realized gains on sales of securities                          (13,134)            --
            Federal Home Loan Bank stock dividends                              (4,700)        (5,100)
            Change in deferred loan costs                                       24,522         10,331
            Change in accrued interest receivable                              (47,682)       (83,302)
            Change in accrued interest payable                                  26,482          6,369
            Change in other assets and other liabilities                        85,292       (148,413)
                                                                          ------------    -----------
                  Net cash from operating activities                           373,742        215,437

Cash  flows from investing activities Securities available for sale:
            Sales                                                            2,393,105             --
            Purchases                                                         (809,933)    (6,350,230)
            Maturities, prepayments and calls                                  772,398      4,364,494
      Loan originations and payments, net                                   (1,104,283)    (1,422,838)
      Maturity of certificate of deposit                                            --        101,016
      Purchases of premises and equipment                                     (425,690)      (128,999)
                                                                          ------------    -----------
            Net cash from investing activities                                 825,597     (3,436,557)

Cash flows from financing activities
      Net change in deposits                                                 5,319,732      1,764,187
      Proceeds from issuance of subordinated debentures                      3,000,000             --
      Net change in federal funds purchased                                 (1,248,000)            --
      Proceeds from advance of long-term borrowings                            600,000             --
      Principle repayments of long-term borrowings                            (167,189)       (76,513)
                                                                          ------------    -----------
            Net cash from financing activities                               7,504,543      1,687,674
                                                                          ------------    -----------
Net change in cash and cash equivalents                                      8,703,882     (1,533,446)

Cash and cash equivalents at beginning of period                             3,795,290      7,432,606
                                                                          ------------    -----------

Cash and cash equivalents at end of period                                $ 12,499,172    $ 5,899,160
                                                                          ============    ===========
Supplemental cash flow information:
      Interest paid                                                       $    494,543    $   552,500
      Income taxes paid                                                             --        315,000

Supplemental noncash disclosures:
      Transfers from loans to other real estate owned and repossessions   $     62,925    $    18,700

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at March 31, 2004, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2003, included in its 2003 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2003 Annual Report. Ohio State Bancshares, Inc. ("Corporation") has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

NOTE 2 - SECURITIES

Securities at March 31, 2004 and December 31, 2003 were as follows:

                                                        March 31, 2004
                                                        --------------
                                                       Gross       Gross
                                        Amortized    Unrealized  Unrealized       Fair
                                          Cost          Gains      Losses         Value
                                          ----          -----      ------         -----
AVAILABLE FOR SALE
U.S. Treasury                          $   100,730    $ 10,286    $     --     $   111,016
U.S. government and federal agencies     8,684,671     127,799      (1,425)      8,811,045
Mortgage-backed                          6,589,465      71,646      (1,782)      6,659,329
State and municipal                      7,088,826     377,822      (7,300)      7,459,348
Corporate                                1,357,914      17,105          --       1,375,019
                                       -----------    --------    --------     -----------
  Total debt securities                 23,821,606     604,658     (10,507)     24,415,757
Other securities                           518,740          --          --         518,740
                                       -----------    --------    --------     -----------

   Total                               $24,340,346    $604,658    $(10,507)    $24,934,497
                                       ===========    ========    ========     ===========

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES (Continued)

                                                            December 31, 2003
                                         -------------------------------------------------------
                                                           Gross        Gross
                                          Amortized     Unrealized    Unrealized        Fair
                                             Cost          Gains        Losses          Value
                                             ----          -----        ------          -----
AVAILABLE FOR SALE
U.S. Treasury                            $   100,751     $  6,890     $      --      $   107,641
U.S. government and federal agencies       8,685,708       85,679       (78,782)       8,692,605
Mortgage-backed                            7,195,484       57,066        (9,443)       7,243,107
State and municipal                        8,835,518      287,454       (32,639)       9,090,333
Corporate                                  1,365,857        6,328            --        1,372,185
                                         -----------     --------     ---------      -----------
  Total debt securities                   26,183,318      443,417      (120,864)      26,505,871
Other securities                             514,040           --            --          514,040
                                         -----------     --------     ---------      -----------

   Total                                 $26,697,358     $443,417     $(120,864)     $27,019,911
                                         ===========     ========     =========      ===========

Sales of available for sale securities were as follows:

                               Three Months Ended
                                   March 31,
                                   ---------
                           2004           2003
                           ----           ----
Proceeds                $ 2,393,105       $ --
Gross gains                  29,721         --
Gross losses                (16,587)        --

NOTE 3 - LOANS

Loans at March 31, 2004 and December 31, 2003 were as follows:

                               March 31,             December 31,
                                 2004                   2003
                                 ----                   ----
Commercial                   $  9,926,607            $ 10,000,448
Installment                    22,335,208              23,147,507
Real estate                    43,680,083              41,754,926
Credit card                       712,670                 777,901
Other                              29,579                  32,586
                             ------------            ------------
                               76,684,147              75,713,368
Net deferred loan costs           464,047                 488,569
Allowance for loan losses        (863,895)               (844,174)
                             ------------            ------------

                             $ 76,284,299            $ 75,357,763
                             ============            ============

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS (CONTINUED)

Activity in the allowance for loan losses for the three months ended March 31, 2004 and 2003 was as follows:

                                 2004           2003
                              ---------      ---------
Balance - January 1           $ 844,174      $ 793,318
Loans charged-off              (102,574)       (87,958)
Recoveries                       31,995         22,078
Provision for loan losses        90,300        105,000
                              ---------      ---------

Balance - March 31            $ 863,895      $ 832,438
                              =========      =========

Nonperforming loans were as follows:

                                                 March 31,   December 31,
                                                   2004         2003
                                                   ----         ----
Loans past due over 90 days still on accrual     $230,016     $248,580
Loans on nonaccrual                               384,244      483,314

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. At December 31, 2003 and March 31, 2004, there were no individually classified impaired loans.

NOTE 4 - SUBORDINATED DEBENTURES

In February 2004, Ohio State Bancshares, Inc. ("Corporation") formed a special purpose entity, Ohio State Bancshares Capital Trust I ("Trust"). The sole purpose of the Trust was to issue $3,000,000 of variable-rate trust preferred securities. The Trust then delivered the proceeds to the Corporation in exchange for subordinated debentures with the same provisions and payment terms as the issued trust preferred securities. In accordance with accounting principles generally accepted in the U.S., the Trust is not consolidated in the financial statements of the Corporation. However, the trust will have no operating activities or cash flows outside of the trust preferred securities.

The subordinated debentures have the following terms:

Maturity:            April 23, 2034
Coupon Payment:      Quarterly at 285 basis points over the 3-month LIBOR rate
Call Options:        Callable quarterly by the Corporation starting April 2009
                     at par. May be called prior to 2009, at par, if a material change in tax treatment or the Federal Reserve capital
                     requirements occurs.
Put Options:         None

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. ("Corporation") and its wholly owned subsidiary, The Marion Bank ("Bank"), at March 31, 2004, compared to December 31, 2003, and the consolidated results of operations for the three months ended March 31, 2004, compared to the same period in 2003. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

The Corporation has experienced a 7.34% increase in total assets since December 31, 2003, as total assets increased from $110,862,000 at December 31, 2003 to $119,000,000 at March 31, 2004. Most of this growth is attributable to an increase in funding. Total deposits increased $5,320,000, borrowings increased $432,000 and the issuance of subordinated debentures added $3,000,000 to the size of the Corporation. Most of this funding growth, along with a decrease in debt securities, remained in cash and cash equivalents at March 31, 2004.

Cash and cash equivalents increased $8,704,000, or 229%, from December 31, 2003 through March 31, 2004. Cash levels at March 31, 2004 were higher than desirable for long-term profitability goals, but was done due to a short-term drop in interest rates and expected loan growth in 2004. As an example, the 5-year treasury yield averaged 3.17% from October of 2003 through February 2004, but fell to an average of 2.77% in March of 2004. Management felt the drop in interest rates was temporary, resulting in debt securities being temporarily overpriced. For this reason, along with expectations of strong loan growth in the short-term, management did not invest excess funding. As of April 21, 2004, the 5-year treasury yield has increased to 3.52%. Management expects cash levels to be reduced over the next few months.

Securities available for sale decreased $2,086,000, or 7.72%, from December 31, 2003 through March 31, 2004. As previously mentioned, management felt that general interest rates were temporarily low. This created an opportunity to sell debt securities with long lives that would suffer price depreciation as interest rates rise. Management sold approximately $1,500,000 of state and municipal bonds with average lives greater than 10 years.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Net loans increased $927,000, or 1.23%, during the period from December 31, 2003 to March 31, 2004. The only notable fluctuations came from the real estate portfolio, which increased 4.61%, and the installment portfolio, which decreased 3.51%. The decrease in the installment portfolio is typical for the first quarter. In 2003, installment loans decreased 1.78% through the same period. As the year progresses, management expects loan demand to increase, especially in the real estate portfolio, as a result of staffing changes made in 2003.

Total deposits increased $5,320,000, or 6.11%, from December 31, 2003 to March 31, 2004. The increase in deposits was primarily due to increases in public fund deposits of $2,138,000, out-of-market time deposits of $700,000, and a general increase in balances of the core deposit base. Public fund deposits represent deposits from local government and public entities such as libraries and schools. Out-of-market deposits, also known as brokered deposits, are used mainly by the Corporation to meet interest-bearing liability maturity needs not met through local demand. At March 31, 2004, out-of-market time deposits totaled $3,751,000 and are not considered a material source of funding.

Subordinated debentures of $3,000,000 were issued in February of 2004. This was done to provide operating capital for future expansion without ownership dilution of existing common shareholders. For regulatory capital purposes, the subordinated debt is counted as tier 1 capital at the Corporation. For further details about this transaction see Note 4 of the March 31, 2004 consolidated financial statements.

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

Net income for the three months ended March 31, 2004 was $138,000, or $82,000 less than the same period in 2003. The decrease in earnings was primarily due to increases in noninterest expenses that exceeded the growth in revenue. The next few paragraphs will discuss the major fluctuations in income.

Net Interest Income

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $88,000, or 9.00%, for the three months ended March 31, 2004 compared to the same period in 2003. The increase in net interest income is attributable to increased average earning asset balances. The following table shows the average balances and net yields on interest-earning assets for the three months ended March 31, 2004 and 2003.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                            1st Quarter        1st Quarter
                                                               2004               2003
                                                               ----               ----
(A) Average interest-earning assets                        $108,009,000        $99,772,000
(B) Annualized net interest income                            4,317,000          3,993,000
Net Yield on interest-earning assets (B/A)                         4.00%              4.00%

Noninterest Income

Noninterest income was up $11,000, or 6.95%, for the three months ended March 31, 2004 versus the same period in 2003. The only major fluctuation in this category was from net gains on sales of securities. The reasons for these security sales were described earlier in this discussion.

Noninterest Expense

Noninterest expense was up $216,000, or 28.12%, for the three months ended March 31, 2004 versus the same period in 2003. The difference was mainly due to increases in salaries and employee benefits, occupancy and equipment, and professional fees. Salaries and employee benefits increased by $167,000, or 44.04%. $92,000 of this increase was due to higher supplemental retirement accruals caused by lower discount rates, a change in the service period of a covered executive, and a change in projected benefits. The remaining change in salaries and employee benefits was due to the addition of two middle management positions and normal pay increases. Occupancy and equipment was up $23,000, or 16.96%, and was due to the addition of a main frame computer system added late in 2003, increased utility costs and normal growth. Professional fees increased $40,000, or 155.79%, and were the result of fees for an amendment to the Corporation's Code of Regulations and fees relating to growth strategies currently being considered by the Board of Directors.

Income Tax Expense

Income tax expense decreased $20,000 from the three months ended March 31, 2004 versus the same period in 2003. This was entirely the result of lower net income before income tax. The effective tax rate was approximately 20% for both periods.

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

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                                Capital to risk-
                                 weighted assets
                                 ---------------                       Tier 1 capital
                          Total                   Tier 1             to average assets
                          -----                   ------             -----------------
Well capitalized           10%                      6%                      5%
Adequately capitalized      8%                      4%                      4%
Undercapitalized            6%                      3%                      3%

At March 31, 2004 and December 31, 2003, the actual capital ratios for the Bank were:

                                           March 31,                    December 31,
                                             2004                          2003
                                             ----                          ----
Total capital to risk-weighted assets        13.6%                          11.8%
Tier 1 capital to risk-weighted assets       12.6                           10.8
Tier 1 capital to average assets              8.9                            7.6

At March 31, 2004 and December 31, 2003, the Bank was categorized as well capitalized. On March 30, 2004, the Corporation added $1,600,000 in capital to the Bank as additional paid-in capital from some of the proceeds of the subordinated debt.

LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) and cash flows expected from the securities portfolio within 90 days at March 31, 2004 and December 31, 2003 are listed below. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

                                              March 31,               December 31,
                                                2004                     2003
                                                ----                     ----
Cash and cash equivalent assets            $  12,499,000            $   3,795,000
Security portfolio cashflows expected
   to be received within 90 days               1,102,000                1,026,000
                                           -------------            -------------

                                           $  13,601,000            $   4,821,000
                                           =============            =============

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

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                         ITEM 3. CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange
Act)) as of the end of the period covered by this report. Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004
                           PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings:
          There are no matters required to be reported under this Item.

Item 2 -  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities:
          There are no matters required to be reported under this item.

Item 3 -  Defaults Upon Senior Securities:
          There are no matters required to be reported under this Item.

Item 4 -  Submission of Matters to a Vote of Security Holders:
          There are no matters required to be reported under this item.

Item 5 -  Other Information:
          There are no matters required to be reported under this Item.

Item 6 -  Exhibits and Reports on Form 8-K:

          (a)  Exhibit 31.1 - Section 302 Certification of the Chief Executive Officer

          (b)  Exhibit 31.2 - Section 302 Certification of the Chief Financial Officer

          (c)  Exhibit 32.1 - Section 906 Certification of the Chief Executive Officer

          (d)  Exhibit 32.2 - Section 906 Certification of the Chief Financial Officer

          (e)  No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 2004.

                           OHIO STATE BANCSHARES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  OHIO STATE BANCSHARES, INC.
                                                  ------------------------------
                                                  (Registrant)

Date: May 10, 2004                                /s/ Gary E. Pendleton
                                                  ------------------------------
                                                  (Signature)
                                                  Gary E. Pendleton
                                                  President and Chief Executive
                                                  Officer

Date: May 10, 2004                                /s/ Todd M. Wanner
                                                  ------------------------------
                                                  (Signature)
                                                  Todd M. Wanner
                                                  Vice President and Chief
                                                  Financial Officer

                           OHIO STATE BANCSHARES, INC.

                                Index to Exhibits

EXHIBIT NUMBER                            DESCRIPTION                            DATE FILED
--------------                            -----------                            ----------
      3.1                     Amended Articles of Incorporation of
                                the Corporation                                  03/29/2000

      3.2                     Code of Regulations of the Corporation             03/29/2000

     10.1                     Lease Agreement Between Henney and
                                Cooper, Inc. and The Marion Bank for
                                Branch on Richland Road in Marion, Ohio          03/24/1997

     10.2                     Executive Indexed Salary Continuation
                                Plan Agreement for President                     03/24/1997

     10.3                     Executive Indexed Salary Continuation
                                Plan Agreement for Executive Officers            03/27/1998

     10.4                     Executive Change of Control Agreement              03/30/2001

     31.1                     Section 302 Certification of the
                              Chief Executive Officer                            Attached

     31.2                     Section 302 Certification of the
                              Chief Financial Officer                            Attached

     32.1                     Section 906 Certification of the
                              Chief Executive Officer                            Attached

     32.2                     Section 906 Certification of the
                              Chief Financial Officer                            Attached

     99.1                     Safe Harbor under the Private Securities
                                Litigation Reform Act of 1995                    03/26/1999