Form 10QSB
period 2004-06-30
OHIO STATE BANCSHARES INC
filed 2004-08-12
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Common stock, $10.00 par value                    190,000 common shares
                                                  outstanding at August 10, 2004

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2004

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets ..............................................     3

         Condensed Consolidated Statements of Income.........................................     4

         Condensed Consolidated Statements of Changes in
           Shareholders' Equity .............................................................     5

         Condensed Consolidated Statements of Cash Flows ....................................     6

         Notes to the Condensed Consolidated Financial Statements ...........................     7

Item 2. Management's Discussion and Analysis.................................................    11

Item 3. Controls and Procedures..............................................................    16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................................    17

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.....    17

Item 3. Defaults Upon Senior Securities......................................................    17

Item 4. Submission of Matters to a Vote of Security Holders..................................    17

Item 5. Other Information....................................................................    17

Item 6. Exhibits and Reports on Form 8-K.....................................................    17

SIGNATURES...................................................................................    18

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               June 30,        December 31,
                                                                 2004             2003
                                                             -------------    -------------
ASSETS
Cash and due from financial institutions                     $   2,779,413    $   3,090,640
Interest-earning demand deposits                                   650,580          704,650
Federal funds sold                                                 265,000               --
                                                             -------------    -------------
     Cash and cash equivalents                                   3,694,993        3,795,290
Interest-earning deposits                                          495,636          486,447
Securities available for sale                                   28,489,679       27,019,911
Loans, net                                                      79,560,676       75,357,763
Premises and equipment, net                                      2,270,070        1,720,562
Accrued interest receivable                                        559,585          523,737
Other real estate owned                                            285,765          188,649
Other assets                                                     1,971,871        1,769,813
                                                             -------------    -------------
                                                             $ 117,328,275    $ 110,862,172
                                                             =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                     $   8,120,286    $   8,420,635
     Interest-bearing                                           83,259,669       78,586,417
                                                             -------------    -------------
         Total                                                  91,379,955       87,007,052
Federal funds purchased                                                 --        1,248,000
Borrowings                                                      11,376,668       11,019,597
Subordinated debentures                                          3,000,000               --
Accrued interest payable                                           160,882          121,517
Other liabilities                                                  755,426          605,856
                                                             -------------    -------------
     Total liabilities                                         106,672,931      100,002,022

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  190,000 shares issued and outstanding                          1,900,000        1,900,000
Additional paid-in capital                                       5,045,227        5,045,227
Retained earnings                                                3,925,561        3,702,038
Accumulated other comprehensive income (loss)                     (215,444)         212,885
                                                             -------------    -------------
     Total shareholders' equity                                 10,655,344       10,860,150
                                                             -------------    -------------
                                                             $ 117,328,275    $ 110,862,172
                                                             =============    =============

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended         Six Months Ended
                                                            June 30,                  June 30,
                                                    -----------------------   -----------------------
                                                       2004         2003         2004         2003
                                                    ----------   ----------   ----------   ----------
Interest and dividend income
     Loans, including fees                          $1,358,818   $1,226,811   $2,691,810   $2,398,422
     Taxable securities                                176,514      229,309      338,745      502,792
     Nontaxable securities                              74,042       64,223      154,593      141,698
     Federal funds sold and other                       17,165       17,872       35,653       38,793
                                                    ----------   ----------   ----------   ----------
         Total interest and dividend income          1,626,539    1,538,215    3,220,801    3,081,705

Interest expense
     Deposits                                          412,378      454,433      820,022      926,228
     Federal Home Loan Bank advances                    97,061       85,465      193,834      172,539
     Subordinated debentures and other borrowings       30,250          472       46,858          472
                                                    ----------   ----------   ----------   ----------
         Total interest expense                        539,689      540,370    1,060,714    1,099,239
                                                    ----------   ----------   ----------   ----------

Net interest income                                  1,086,850      997,845    2,160,087    1,982,466

Provision for loan losses                              107,800      102,000      198,100      207,000
                                                    ----------   ----------   ----------   ----------

Net interest income after provision for
  loan losses                                          979,050      895,845    1,961,987    1,775,466

Noninterest income
     Fees for customer services                        171,632      151,010      314,843      289,410
     Net gains on sales of securities                       --       75,058       13,134       75,058
     Other                                              16,774       19,453       36,630       45,803
                                                    ----------   ----------   ----------   ----------
         Total noninterest income                      188,406      245,521      364,607      410,271

Noninterest expense
     Salaries and employee benefits                    538,057      391,044    1,084,986      770,750
     Occupancy and equipment                           163,647      144,294      324,568      281,878
     Office supplies                                    37,017       38,137       68,878       77,180
     Professional fees                                  46,600       37,577      111,200       62,832
     Advertising and public relations                   34,684       26,592       54,927       54,059
     Taxes, other than income                           27,497       25,829       55,034       51,229
     Loan collection and repossessions                  21,351       47,611       41,209       75,640
     Credit card processing                              9,897       20,808       23,666       41,862
     Director expenses                                  10,430       12,828       22,730       25,697
     Other                                              79,278       70,769      165,976      142,938
                                                    ----------   ----------   ----------   ----------
         Total noninterest expense                     968,458      815,489    1,953,174    1,584,065
                                                    ----------   ----------   ----------   ----------

Income before income taxes                             198,998      325,877      373,420      601,672
Income tax expense                                      37,511       76,412       73,897      132,209
                                                    ----------   ----------   ----------   ----------

Net income                                          $  161,487   $  249,465   $  299,523   $  469,463
                                                    ==========   ==========   ==========   ==========

Basic and diluted earnings per share                $     0.85   $     1.31   $     1.58   $     2.47
                                                    ==========   ==========   ==========   ==========

Weighted average shares outstanding                    190,000      190,000      190,000      190,000
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
                                   (Unaudited)

                                                 Three Months Ended                Six Months Ended
                                                       June 30,                        June 30,
                                             ----------------------------    ----------------------------
                                                 2004            2003            2004            2003
                                             ------------    ------------    ------------    ------------
Balance at beginning of period               $ 11,177,441    $ 10,370,898    $ 10,860,150    $ 10,219,086

Cash dividends ($.40 per share)                   (76,000)        (76,000)        (76,000)        (76,000)

Comprehensive income:
Net income                                        161,487         249,465         299,523         469,463
Change in net unrealized gain (loss) on
     securities available for sale, net of
     reclassification and tax effects            (607,584)        (42,858)       (428,329)       (111,044)
                                             ------------    ------------    ------------    ------------
         Total comprehensive income (loss)       (446,097)        206,607        (128,806)        358,419
                                             ------------    ------------    ------------    ------------

Balance at end of period                     $ 10,655,344    $ 10,501,505    $ 10,655,344    $ 10,501,505
                                             ============    ============    ============    ============

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                         ----------------------------
                                                                             2004            2003
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $    299,523    $    469,463
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                        39,860         102,916
         Provision for loan losses                                            198,100         207,000
         Depreciation and amortization                                        119,339         113,992
         Net realized gains on sales or calls of securities                   (13,134)        (75,058)
         Federal Home Loan Bank stock dividends                                (9,400)        (11,000)
         Change in deferred loan costs                                         72,972          23,830
         Change in accrued interest receivable                                (35,848)         96,128
         Change in accrued interest payable                                    39,365           3,451
         Change in other assets and other liabilities                         162,809        (375,887)
                                                                         ------------    ------------
              Net cash from operating activities                              873,586         554,835

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                         (6,268,481)    (12,494,605)
         Maturities, prepayments and calls                                  1,730,110      11,585,746
         Sales                                                              2,393,105       3,100,945
     Securities held to maturity:
         Purchases                                                                 --      (1,060,533)
         Maturities and calls                                                      --         485,000
     Loan originations and payments, net                                   (4,565,744)     (5,101,688)
     Maturities of certificates of deposit                                         --         401,016
     Purchases of premises and equipment                                     (668,847)       (194,841)
                                                                         ------------    ------------
         Net cash from investing activities                                (7,379,857)     (3,278,960)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                 4,372,903       2,704,942
     Proceeds from issuance of subordinated debentures                      3,000,000              --
     Net change in federal funds purchased                                 (1,248,000)             --
     Proceeds from advance of long-term borrowings                            600,000              --
     Principal repayments of long-term borrowings                            (242,929)       (256,274)
     Cash dividends paid                                                      (76,000)        (76,000)
                                                                         ------------    ------------
         Net cash from financing activities                                 6,405,974       2,372,668
                                                                         ------------    ------------

Net change in cash and cash equivalents                                      (100,297)       (351,457)

Cash and cash equivalents at beginning of period                            3,795,290       7,432,606
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  3,694,993    $  7,081,149
                                                                         ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                       $  1,021,349    $  1,095,788
     Income taxes paid                                                        100,000         518,000

SUPPLEMENTAL NONCASH DISCLOSURES:
     Transfers from loans to other real estate owned and repossessions   $     91,759    $     45,150

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at June 30, 2004, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2003, included in its 2003 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2003 Annual Report. Ohio State Bancshares, Inc. ("Corporation") has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

NOTE 2 - SECURITIES

Securities at June 30, 2004 and December 31, 2003 were as follows:

                                                          June 30, 2004
                                       ------------------------------------------------------
                                                        Gross         Gross
                                        Amortized    Unrealized    Unrealized         Fair
                                           Cost         Gains        Losses          Value
                                       -----------   -----------   -----------    -----------
AVAILABLE FOR SALE
U.S. Treasury                          $   100,709   $     3,072   $        --    $   103,781
U.S. government and federal agencies    11,904,563        39,361      (260,293)    11,683,631
Mortgage-backed                          7,350,756        14,283      (150,776)     7,214,263
State and municipal                      7,358,021       135,803       (99,455)     7,394,369
Corporate                                1,574,319           770        (9,194)     1,565,895
                                       -----------   -----------   -----------    -----------
  Total debt securities                 28,288,368       193,289      (519,718)    27,961,939
Other securities                           527,740            --            --        527,740
                                       -----------   -----------   -----------    -----------
   Total                               $28,816,108   $   193,289   $  (519,718)   $28,489,679
                                       ===========   ===========   ===========    ===========

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES (Continued)

                                                         December 31, 2003
                                       ------------------------------------------------------
                                                        Gross         Gross
                                        Amortized     Unrealized   Unrealized        Fair
                                          Cost          Gains        Losses         Value
                                       -----------   -----------   -----------    -----------
AVAILABLE FOR SALE
U.S. Treasury                          $   100,751   $     6,890   $        --    $   107,641
U.S. government and federal agencies     8,685,708        85,679       (78,782)     8,692,605
Mortgage-backed                          7,195,484        57,066        (9,443)     7,243,107
State and municipal                      8,835,518       287,454       (32,639)     9,090,333
Corporate                                1,365,857         6,328            --      1,372,185
                                       -----------   -----------   -----------    -----------
  Total debt securities                 26,183,318       443,417      (120,864)    26,505,871
Other securities                           514,040            --            --        514,040
                                       -----------   -----------   -----------    -----------
   Total                               $26,697,358   $   443,417   $  (120,864)   $27,019,911
                                       ===========   ===========   ===========    ===========

Sales of available for sale securities were as follows:

                             Three Months Ended            Six Months Ended
                                   June 30,                     June 30,
                         --------------------------    --------------------------
                             2004          2003           2004           2003
                         ------------   -----------    -----------    -----------
Proceeds                 $         --   $ 3,100,945    $ 2,393,105    $ 3,100,945
Gross gains                        --        82,753         29,721         82,753
Gross losses                       --        (8,765)       (16,587)        (8,765)
Gross gains from calls             --         1,070             --          1,070

Securities with a carrying value of approximately $12,575,000 at June 30, 2004 and $11,761,000 at December 31, 2003 were pledged to secure deposits and for other purposes.

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS

Loans at June 30, 2004 and December 31, 2003 were as follows:

                              June 30,      December 31,
                                2004            2003
                            ------------    ------------
Commercial                  $  9,740,407    $ 10,000,448
Installment                   21,535,202      23,147,507
Real estate                   47,982,505      41,754,926
Credit card                      746,472         777,901
Other                             49,104          32,586
                            ------------    ------------
                              80,053,690      75,713,368
Net deferred loan costs          415,599         488,569
Allowance for loan losses       (908,613)       (844,174)
                            ------------    ------------
                            $ 79,560,676    $ 75,357,763
                            ============    ============

Activity in the allowance for loan losses was as follows:

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                ----------------------    ----------------------
                                   2004        2003         2004         2003
                                ---------    ---------    ---------    ---------
Balance - beginning of period   $ 863,895    $ 832,438    $ 844,174    $ 793,318
Loans charged-off                 (77,898)    (106,735)    (180,472)    (194,693)
Recoveries                         14,816       33,031       46,811       55,109
Provision for loan losses         107,800      102,000      198,100      207,000
                                ---------    ---------    ---------    ---------
Balance - June 30               $ 908,613    $ 860,734    $ 908,613    $ 860,734
                                =========    =========    =========    =========

Nonperforming loans were as follows:

                                               June 30,  December 31,
                                                 2004       2003
                                               --------  ------------
Loans past due over 90 days still on accrual   $220,736    $248,580
Loans on nonaccrual                             326,132     483,314

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. At December 31, 2003 and June 30, 2004, individually classified impaired loans were not material.

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - SUBORDINATED DEBENTURES

In February 2004, Ohio State Bancshares, Inc. ("Corporation") formed a special purpose entity, Ohio State Bancshares Capital Trust I ("Trust"). The sole purpose of the Trust was to issue $3,000,000 of variable-rate trust preferred securities as part of a pooled offering of such securities. The Trust then delivered the proceeds to the Corporation in exchange for subordinated debentures with the same provisions and payment terms as the issued trust preferred securities. In accordance with accounting principles generally accepted in the U.S., the Trust is not consolidated in the financial statements of the Corporation. However, the trust will have no operating activities or cash flows outside of the trust preferred securities.

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

Put Options:      None

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at June 30, 2004, compared to December 31, 2003, and the consolidated results of operations for the three and six months ended June 30, 2004, compared to the same periods in 2003. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

The Corporation has experienced a 5.83% increase in total assets since December 31, 2003, as total assets increased $6,466,000. Most of this growth is attributable to an increase of $4,203,000 in loans, $1,470,000 in securities, and $549,000 in premises and equipment. Funding this net growth in assets was a $4,373,000 increase in total deposits and origination of $3,000,000 in subordinated debt, partially offset by a $1,248,000 decrease in federal funds purchased.

Net loans increased $4,203,000, or 5.58%, from December 31, 2003 to June 30, 2004. Real estate loans increased $6,228,000 and were partially offset by decreases in installment loans of $1,613,000 and commercial loans of $260,000. Management expects loan growth throughout 2004 to be roughly 10% to 12%, on an annual basis, with the majority of the demand in real estate loans. This is the result of a wider geographical lending focus and staffing changes made in 2003.

Management previously had the strategy to de-emphasize the installment portfolio as a percentage of total loans. This portfolio is made of primarily consumer automobile loans. At year-end 2000 and 2001, installment loans as a percentage of total loans were approximately 48% and 41%. As of June 30, 2004 this same percentage was approximately 27%. Management is more comfortable with the current loan diversification and is no longer actively reducing installment concentrations. A snapshot of the major loan classifications as a percentage of total gross loans is as follows:

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                  Approximate Percentage
                                                    of Gross Loans at
                                              June 30, 2004  December 31, 2003
                                              -------------  -----------------
Commercial                                          12%            13%
Installment                                         27             31
Real Estate - Residential                           29             29
Real Estate - Commercial, Farm and Other            31             26
Credit Card and Other                                1              1

Securities available for sale increased $1,470,000, or 5.44%, from December 31, 2003 to June 30, 2004. This growth came in two stages. In the first quarter of 2004, securities decreased by $2,086,000 mainly due to the sale of certain securities with long durations and average lives around 10 years. In the second quarter of 2004, securities increased by $3,556,000 mainly due to purchases of securities with weighted average lives around 3 years. This was done to shorten the duration on interest-earning assets and help protect net interest income if interest rates rise. Both actions have been positive since the 10 year average Treasury yield was 4.00% in the first quarter and 4.57% in the second quarter and the 3 year average Treasury yield increased from 2.10% in the first quarter to 2.90% in the second quarter.

Premises and equipment increased $549,000, or 31.94%, from December 31, 2003 to June 30, 2004. This is mainly due to renovations of the loan operations area and entire second floor of the main office. This project is expected to be finished in the third quarter of 2004 and will net 6,000 square feet of new office space. The total project is expected to cost approximately $895,000 including new furniture and equipment.

Total deposits increased $4,373,000, or 5.03%, from December 31, 2003 to June 30, 2004. The increase in deposits was primarily due to a general increase in balances of the core deposit base, increases in public fund deposits of $608,000, and out-of-market time deposits of $612,000. Public fund deposits represent deposits from local government and public entities such as libraries and schools. Out-of-market deposits, also known as brokered deposits, are used mainly by the Corporation to meet interest-bearing liability maturity needs not met through local demand. At June 30, 2004, out-of-market time deposits totaled $3,665,000 and are not considered a material source of funding.

Subordinated debentures of $3,000,000 were issued in February of 2004. This was done to provide operating capital for future expansion without ownership dilution of existing common shareholders. For regulatory capital purposes, the subordinated debt is counted as tier 1 capital at the Corporation. For further details about this transaction see Note 4 of the June 30, 2004 consolidated financial statements.

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

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net income for the six months ended June 30, 2004 was $300,000, or $169,000 less than the same period in 2003. The decrease in earnings was primarily due to increases in noninterest expenses that exceeded the growth in revenue. The following paragraphs will discuss the major fluctuations in income.

Net Interest Income

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $178,000, or 8.96%, for the six months ended June 30, 2004 compared to the same period in 2003. The increase in net interest income is attributable to increased average earning asset balances. The following table shows the average balances and net yields on interest-earning assets for the six months ended June 30, 2004 and 2003.

                                             Year-to-date    Year-to-date
                                                 2004            2003
                                             ------------    ------------
(A) Average interest-earning assets          $109,811,000    $100,603,000
(B) Annualized net interest income              4,320,000       3,998,000
Net Yield on interest-earning assets (B/A)           3.93%           3.97%

Noninterest Income

Noninterest income decreased $45,000 for the six months ended June 30, 2004 versus the same period in 2003. The only material fluctuation in this category was a decrease of $62,000 in gains on sales of securities. Security sales are dependent on management's risk management goals and market interest rate fluctuations. As the general level of market interest rates rise, management expects the net gains from the sale of securities to decrease.

Noninterest Expense

Noninterest expense was up $369,000, or 23.30%, for the six months ended June 30, 2004 versus the same period in 2003. The difference was mainly due to increases in salaries and employee benefits, occupancy and equipment, and professional fees. Salaries and employee benefits increased by $314,000, or 40.77%. $183,000 of this increase was due to higher supplemental retirement accruals caused by lower discount rates, a change in the service period of a covered executive, and a change in projected benefits. The remaining change in salaries and employee benefits was due to the addition of three middle management positions and normal pay increases. Occupancy and equipment was up $43,000, or 15.14%, and was due to the addition of a main frame computer system added late in 2003, increased utility costs and normal growth. Some of the occupancy expense includes costs related to the main office renovations but most of these costs have been capitalized and depreciation will start late in the third quarter of 2004. Professional fees increased $48,000, or 76.98%, and were the result of fees for an amendment to the Corporation's Code of Regulations and fees relating to growth strategies currently being considered by the Board of Directors.

Income Tax Expense

Income tax expense decreased $58,000 for the six months ended June 30, 2004 versus the same period in 2003. This was primarily the result of lower income before income taxes. The effective tax rate was approximately 20% for the six months ended June 30, 2004 and 22% for the same period in 2003.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net income for the three months ended June 30, 2004 was $161,000, or $88,000 less than the same period in 2003. The decrease in earnings was primarily due to increases in noninterest expenses that exceeded the growth in revenue. All major fluctuations in income between the three months ended and six months ended June 30, 2003 and 2004 are similar in nature, and discussed in the previous section, except for credit card processing expenses.

Credit card processing expenses decreased $11,000, or 52.44%, for the three month period ending June 30, 2004 compared to the same period in 2003. The Corporation no longer offers merchant credit card services to its commercial customers but will instead offer this service through a large national credit card processor. The merchant credit card service is an accounts receivable service that allows retailers, who accept credit cards, to get clearing of transactions as direct deposits to their deposit accounts. This change will save the Corporation approximately $50,000 per year and not materially affect the service we provide to our commercial customers. The remaining credit card processing expenses relate to the processing of credit cards directly offered to individual and commercial customers of the Corporation.

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

                                 Capital to risk-
                                 weighted assets
                               ------------------    Tier 1 capital
                               Total        Tier 1  to average assets
                               -----        ------  ------------------
Well capitalized                10%           6%           5%
Adequately capitalized           8%           4%           4%
Undercapitalized                 6%           3%           3%

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

At June 30, 2004 and December 31, 2003, the actual capital ratios for the Bank were:

                                          June 30,  December 31,
                                            2004       2003
                                          --------  ------------
Total capital to risk-weighted assets       13.5%      11.8%
Tier 1 capital to risk-weighted assets      12.4       10.8
Tier 1 capital to average assets             8.8        7.6

At June 30, 2004 and December 31, 2003, the Bank was categorized as well capitalized. On March 30, 2004, the Corporation added $1,600,000 in capital to the Bank as additional paid-in capital from some of the proceeds of the subordinated debt.

LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) and cash flows expected from the securities portfolio within 90 days at June 30, 2004 and December 31, 2003 are listed below. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

                                         June 30,   December 31,
                                           2004         2003
                                        ----------  ------------
Cash and cash equivalent assets         $3,695,000   $3,795,000
Security portfolio cashflows expected
   to receive within 90 days             1,017,000    1,026,000
                                        ----------   ----------
                                        $4,712,000   $4,821,000
                                        ==========   ==========

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

                          OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2004
                           PART II - OTHER INFORMATION

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

Item 4 -    Submission of Matters to a Vote of Security Holders:

            On April 15, 2004, Ohio State Bancshares, Inc. held the Annual Meeting of Shareholders at which shareholders voted upon the election of seven directors for terms expiring in 2005 and 2006. Shareholders also voted on amendments to the Articles of Incorporation that would change the classification system for the election of directors. The results of the voting on these matters were as follows:

       Nominee         Votes for       Withheld
-------------------    ---------       --------
Theodore L. Graham      130,948         5,497
Lois J. Fisher
Thurman R. Mathews
Fred K. White
Peter B. Miller
Gary E. Pendleton
Lloyd L. Johnston

                                Votes for  Against  Withheld
                                ---------  -------  ---------
Amendment to director classes    122,161    6,013    2,774

Item 5 -    Other Information:

            There are no matters required to be reported under this item.

Item 6 -    Exhibits and Reports on Form 8-K:

            (a)   See index to exhibits for listing of exhibits

            (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended June 30, 2004.

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

                              OHIO STATE BANCSHARES, INC.
                              --------------------------------------------------
                              (Registrant)

Date: August 10, 2004         /s/ Gary E. Pendleton
                              --------------------------------------------------
                              (Signature)
                              Gary E. Pendleton
                              President and Chief Executive Officer

Date: August 10, 2004         /s/ Todd M. Wanner
                              --------------------------------------------------
                              (Signature)
                              Todd M. Wanner
                              Senior Vice President and Chief Financial Officer

                          OHIO STATE BANCSHARES, INC.

                                Index to Exhibits

EXHIBIT NUMBER                 DESCRIPTION                     DATE FILED
--------------  -----------------------------------------      ----------
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