Form 10QSB
period 2004-09-30
OHIO STATE BANCSHARES INC
filed 2004-11-15
CIK 919644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

For the quarterly period ended September 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____.

                        Commission file number: 0-28648

                          Ohio State Bancshares, Inc.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Ohio                                   34-1816546
  ---------------------------------    -----------------------------------------
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

Common stock, $10.00 par value                 190,000 common shares
                                               outstanding at November 5, 2004

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                          OHIO STATE BANCSHARES, INC.
                                  FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2004

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets..............................................................    3

         Condensed Consolidated Statements of Income........................................................    4

         Condensed Consolidated Statements of Changes in
           Shareholders' Equity.............................................................................    5

         Condensed Consolidated Statements of Cash Flows....................................................    6

         Notes to the Condensed Consolidated Financial Statements...........................................    7

Item 2. Management's Discussion and Analysis................................................................   11

Item 3. Controls and Procedures.............................................................................   17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   18

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...................   18

Item 3.  Defaults Upon Senior Securities....................................................................   18

Item 4.  Submission of Matters to a Vote of Security Holders................................................   18

Item 5.  Other Information..................................................................................   18

Item 6.  Exhibits and Reports on Form 8-K...................................................................   18

SIGNATURES..................................................................................................   19

                          OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 September 30,       December 31,
                                                                                     2004                2003
                                                                                ---------------    ----------------
ASSETS
Cash and due from financial institutions                                        $     2,616,594    $      3,090,640
Interest-earning demand deposits                                                      1,921,381             704,650
Federal funds sold                                                                           --                  --
                                                                                ---------------    ----------------
     Cash and cash equivalents                                                        4,537,975           3,795,290
Interest-earning deposits                                                                    --             486,447
Securities available for sale                                                        23,974,898          27,019,911
Loans, net                                                                           86,066,046          75,357,763
Premises and equipment, net                                                           2,444,020           1,720,562
Accrued interest receivable                                                             562,657             523,737
Other real estate owned                                                                 440,659             188,649
Other assets                                                                          1,972,108           1,769,813
                                                                                ---------------    ----------------

                                                                                $   119,998,363    $    110,862,172
                                                                                ===============    ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                                        $     9,590,750    $      8,420,635
     Interest-bearing                                                                83,133,780          78,586,417
                                                                                ---------------    ----------------
         Total                                                                       92,724,530          87,007,052
Federal funds purchased                                                                  60,000           1,248,000
Borrowings                                                                           11,863,757          11,019,597
Subordinated debentures                                                               3,000,000                  --
Accrued interest payable                                                                165,093             121,517
Other liabilities                                                                       929,409             605,856
                                                                                ---------------    ----------------
     Total liabilities                                                              108,742,789         100,002,022
Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  190,000 shares issued and outstanding                                               1,900,000           1,900,000
Additional paid-in capital                                                            5,045,227           5,045,227
Retained earnings                                                                     4,131,524           3,702,038
Accumulated other comprehensive income                                                  178,823             212,885
                                                                                ---------------    ----------------
     Total shareholders' equity                                                      11,255,574          10,860,150
                                                                                ---------------    ----------------

                                                                                $   119,998,363    $    110,862,172
                                                                                ===============    ================

   See accompanying notes to the condensed consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                              -------------                  -------------
                                                           2004            2003           2004              2003
                                                       -----------     -----------    ------------     ------------
Interest and dividend income
     Loans, including fees                             $ 1,419,866     $ 1,270,511    $  4,111,676     $  3,668,933
     Taxable securities                                    178,537         149,182         517,282          651,974
     Nontaxable securities                                  68,163          89,611         222,756          231,309
     Federal funds sold and other                            9,150          15,103          44,803           53,896
                                                       -----------     -----------    ------------     ------------
         Total interest and dividend income              1,675,716       1,524,407       4,896,517        4,606,112

Interest expense
     Deposits                                              419,117         430,805       1,239,139        1,357,033
     Federal Home Loan Bank advances                        93,698          85,340         287,532          257,878
     Subordinated debentures and other borrowings           34,371              46          81,229              519
                                                       -----------     -----------    ------------     ------------
         Total interest expense                            547,186         516,191       1,607,900        1,615,430
                                                       -----------     -----------    ------------     ------------

Net interest income                                      1,128,530       1,008,216       3,288,617        2,990,682

Provision for loan losses                                  117,500         105,000         315,600          312,000
                                                       -----------     -----------    ------------     ------------

Net interest income after provision for
  loan losses                                            1,011,030         903,216       2,973,017        2,678,682

Noninterest income
     Fees for customer services                            172,838         161,318         487,681          450,728
     Net gains on sales of securities                       18,983          19,782          32,117           94,840
     Other                                                  15,194          11,870          51,824           57,673
                                                       -----------     -----------    ------------     ------------
         Total noninterest income                          207,015         192,970         571,622          603,241

Noninterest expense
     Salaries and employee benefits                        555,254         424,668       1,640,240        1,195,418
     Occupancy and equipment                               159,027         147,608         483,595          429,486
     Office supplies                                        36,185          33,838         105,063          111,018
     Professional fees                                      61,831          30,311         173,031           93,143
     Advertising and public relations                       17,836          13,451          72,763           67,510
     Taxes, other than income                               27,087          24,386          82,121           75,615
     Loan collection and repossessions                       9,675          38,974          50,884          114,614
     Credit card processing                                 10,034          25,914          33,700           67,776
     Director expenses                                       9,600          13,878          32,330           39,575
     Other                                                  84,774          69,256         250,750          212,194
                                                       -----------     -----------    ------------     ------------
         Total noninterest expense                         971,303         822,284       2,924,477        2,406,349
                                                       -----------     -----------    ------------     ------------

Income before income taxes                                 246,742         273,902         620,162          875,574
Income tax expense                                          40,779          69,101         114,676          201,310
                                                       -----------     -----------    ------------     ------------

Net income                                             $   205,963     $   204,801    $    505,486     $    674,264
                                                       ===========     ===========    ============     ============

Basic and diluted earnings per share                   $      1.08     $     1.08     $       2.66     $       3.55
                                                       ===========     ==========     ============     ============

Weighted average shares outstanding                        190,000         190,000         190,000          190,000
                                                       ===========     ===========    ============     ============

   See accompanying notes to the condensed consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                               -------------                  -------------
                                                          2004            2003           2004            2003
                                                     -------------   -------------  -------------   ------------
Balance at beginning of period                       $  10,655,344   $  10,501,505  $  10,860,150   $ 10,219,086

Cash dividends ($.40 per share)                                 --              --        (76,000)       (76,000)

Comprehensive income:
Net income                                                 205,963         204,801        505,486        674,264
Change in net unrealized gain (loss) on
     securities available for sale, net of
     tax effects and reclassifications on
     realized gains                                        394,267         (71,034)       (34,062)      (182,078)
Unrealized gain on securities transferred
     from held to maturity to available for
     sale during the period, net of tax                         --          52,454             --         52,454
                                                     -------------   -------------  -------------   ------------

         Total comprehensive income                        600,230         186,221        471,424        544,640
                                                     -------------   -------------  -------------   ------------

Balance at end of period                             $  11,255,574   $  10,687,726  $  11,255,574   $ 10,687,726
                                                     =============   =============  =============   ============

   See accompanying notes to the condensed consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                            September 30,
                                                                                            -------------
                                                                                        2004              2003
                                                                                  --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $      505,486    $       674,264
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                                   51,897            146,270
         Provision for loan losses                                                       315,600            312,000
         Depreciation and amortization                                                   175,061            174,740
         Net realized gains on sales of securities                                       (32,117)           (94,840)
         Federal Home Loan Bank stock dividends                                          (14,200)           (15,500)
         Change in deferred loan costs                                                   115,874             33,098
         Change in accrued interest receivable                                           (38,920)             7,581
         Change in accrued interest payable                                               43,576            (15,508)
         Change in other assets and other liabilities                                    180,339           (320,133)
                                                                                  --------------    ---------------
              Net cash from operating activities                                       1,302,596            901,972

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                                    (7,043,829)       (15,595,926)
         Maturities, prepayments and calls                                             3,954,966         20,334,850
         Sales                                                                         6,063,134          4,166,398
     Securities held to maturity:
         Purchases                                                                            --         (2,887,925)
         Maturities and calls                                                                 --            485,000
     Loan originations and payments, net                                             (11,278,866)        (9,660,055)
     Maturities of certificates of deposit                                               500,000            401,016
     Improvements to other real estate owned                                            (154,435)                --
     Purchases of premises and equipment                                                (898,519)          (295,749)
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (8,857,549)        (3,052,391)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                            5,717,478          2,206,598
     Proceeds from issuance of subordinated debentures                                 3,000,000                 --
     Net change in federal funds purchased                                            (1,188,000)                --
     Proceeds from advance of long-term borrowings                                     2,200,000                 --
     Principal repayments of long-term borrowings                                     (1,355,840)          (332,016)
     Cash dividends paid                                                                 (76,000)           (76,000)
                                                                                  --------------    ---------------
         Net cash from financing activities                                            8,297,638          1,798,582
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                                  742,685           (351,837)

Cash and cash equivalents at beginning of period                                       3,795,290          7,432,606
                                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    4,537,975    $     7,080,769
                                                                                  ==============    ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                $    1,564,324    $     1,630,938
     Income taxes paid                                                                   180,000            593,000

SUPPLEMENTAL NONCASH DISCLOSURES:
     Transfers from loans to other real estate owned and repossessions            $      139,109    $        65,350
     Transfer of securities from held to maturity to available for sale                       --          8,201,627

   See accompanying notes to the condensed consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc. at September 30, 2004, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2003, included in its 2003 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2003 Annual Report. Ohio State Bancshares, Inc. ("Corporation") has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

NOTE 2 - SECURITIES

Securities at September 30, 2004 and December 31, 2003 were as follows:

                                                                           September 30, 2004
                                                                           ------------------
                                                                         Gross          Gross
                                                      Amortized       Unrealized      Unrealized         Fair
                                                         Cost            Gains          Losses           Value
                                                   --------------     -----------    -----------    ---------------
AVAILABLE FOR SALE
U.S. Treasury                                      $      100,688     $     7,734    $        --    $       108,422
U.S. government and federal agencies                    9,314,579          62,331        (25,854)         9,351,056
Mortgage-backed                                         6,254,080          34,512        (17,967)         6,270,625
State and municipal                                     6,955,119         229,870        (21,214)         7,163,775
Corporate                                                 546,948           1,532             --            548,480
                                                   --------------     -----------    -----------    ---------------
  Total debt securities                                23,171,414         335,979        (65,035)        23,442,358
Other securities                                          532,540              --             --            532,540
                                                   --------------     -----------    -----------    ---------------

   Total                                           $   23,703,954     $   335,979    $   (65,035)   $    23,974,898
                                                   ==============     ===========    ===========    ===============

All securities in an unrealized loss position at September 30, 2004 have been in an unrealized loss position for less than twelve months. Unrealized losses on securities have not been recognized into income because the issuers are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increased market interest rates.

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES (Continued)

                                                                            December 31, 2003
                                                                            -----------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                         Cost             Gains          Losses           Value
                                                   --------------     -----------    -----------    ---------------
AVAILABLE FOR SALE
U.S. Treasury                                      $      100,751     $     6,890    $        --    $       107,641
U.S. government and federal agencies                    8,685,708          85,679        (78,782)         8,692,605
Mortgage-backed                                         7,195,484          57,066         (9,443)         7,243,107
State and municipal                                     8,835,518         287,454        (32,639)         9,090,333
Corporate                                               1,365,857           6,328             --          1,372,185
                                                   --------------     -----------    -----------    ---------------
  Total debt securities                                26,183,318         443,417       (120,864)        26,505,871
Other securities                                          514,040              --             --            514,040
                                                   --------------     -----------    -----------    ---------------

   Total                                           $   26,697,358     $   443,417    $  (120,864)   $    27,019,911
                                                   ==============     ===========    ===========    ===============

Sales of available for sale securities were as follows:

                                     Three Months Ended                       Nine Months Ended
                                        September 30,                           September 30,
                                        -------------                           -------------
                                    2004              2003                 2004               2003
                              ------------       ------------         ------------      ------------
Proceeds                      $  3,670,029       $  1,065,453         $  6,063,134      $  4,166,398
Gross gains                         36,156             19,782               65,877           102,535
Gross losses                       (17,173)                --              (33,760)           (8,765)
Gross gains from calls                  --                 --                   --             1,070

Securities with a carrying value of approximately $13,441,000 at September 30, 2004 and $11,761,000 at December 31, 2003 were pledged to secure deposits and for other purposes.

The amortized cost and estimated fair values of securities at September 30, 2004, by expected maturity are shown below. Actual maturities may differ from expected maturities because certain borrowers may have the right to call or repay obligations without penalties.

                                       Amortized              Fair
                                         Cost                Value
                                    --------------      --------------
Due in one year or less             $    2,369,472      $    2,367,474
Due in one to five years                12,548,831          12,676,131
Due in five to ten years                 6,649,356           6,706,391
Due after ten years                      1,603,755           1,692,362
Other securities                           532,540             532,540
                                    --------------      --------------

                                    $   23,703,954      $   23,974,898
                                    ==============      ==============

                                  (Continued)

                          OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 3 - LOANS

Loans at September 30, 2004 and December 31, 2003 were as follows:

                                                           September 30,            December 31,
                                                                2004                    2003
                                                         ----------------        ----------------
Commercial                                               $     10,259,718        $     10,000,448
Installment                                                    21,227,840              23,147,507
Residential and non-commercial real estate                     36,602,464              27,782,280
Commercial real estate                                         17,771,025              13,972,646
Credit card                                                       746,806                 777,901
Other                                                              37,541                  32,586
                                                         ----------------        ----------------
                                                               86,645,394              75,713,368
Net deferred loan costs                                           372,695                 488,569
Allowance for loan losses                                        (952,043)               (844,174)
                                                         ----------------        ----------------

                                                         $     86,066,046        $     75,357,763
                                                         ================        ================

Activity in the allowance for loan losses was as follows:

                                     Three Months Ended                   Nine Months Ended
                                        September 30,                        September 30,
                                    2004             2003               2004             2003
                                ------------     ------------       ------------     ------------
Balance - beginning of period   $    908,613     $    860,734       $    844,174     $    793,318
Loans charged-off                    (89,869)        (165,056)          (270,341)        (359,749)
Recoveries                            15,799           31,269             62,610           86,378
Provision for loan losses            117,500          105,000            315,600          312,000
                                ------------     ------------       ------------     ------------

Balance - September 30          $    952,043     $    831,947       $    952,043     $    831,947
                                ============     ============       ============     ============

Nonperforming loans were as follows:

                                                  September 30,    December 31,
                                                       2004            2003
                                                  -------------    ------------
Loans past due over 90 days still on accrual      $     185,278    $    248,580
Loans on nonaccrual                                     275,156         483,314

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. At September 30, 2004 and December 31, 2003, individually classified impaired loans were not material.

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

Put Options:    None

                          OHIO STATE BANCSHARES, INC.
                        PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at September 30, 2004, compared to December 31, 2003, and the consolidated results of operations for the three and nine months ended September 30, 2004, compared to the same periods in 2003. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

The Corporation has experienced an 8.24% increase in total assets since December 31, 2003, as total assets increased $9,136,000. Most of this growth is attributable to an increase of $10,708,000 in loans and $723,000 in premises and equipment, partially offset by a $3,045,000 decrease in securities available for sale. Funding this net growth in assets was a $5,718,000 increase in total deposits and origination of $3,000,000 in subordinated debt.

Net loans increased $10,708,000, or 14.21%, from December 31, 2003 to September 30, 2004. Total real estate loans increased $12,618,000 and were partially offset by decreases in installment loans of $1,920,000. Management expects loan growth throughout 2004 to be roughly 15% to 20%, on an annual basis, with the majority of the demand in real estate loans. This is the result of a wider geographical lending focus and staffing changes made in 2003.

Management previously had the strategy to de-emphasize the installment portfolio as a percentage of total loans. This portfolio is made of primarily consumer automobile loans. At year-end 2000 and 2001, installment loans as a percentage of total loans were approximately 48% and 41%. As of September 30, 2004 this same percentage was approximately 24%. Management is more comfortable with the current loan diversification and is no longer actively reducing installment concentrations. A snapshot of the major loan classifications as a percentage of total gross loans is as follows:

                          OHIO STATE BANCSHARES, INC.
                        PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                    Approximate Percentage
                                                       of Gross Loans at
                                          September 30, 2004       December 31, 2003
                                          ------------------       -----------------
Commercial                                       12%                     13%
Installment                                      24                      31
Real Estate - Residential and Other              42                      37
Real Estate - Commercial                         21                      18
Credit Card and Other                             1                       1

Securities available for sale decreased $3,045,000, or 11.27%, from December 31, 2003 to September 30, 2004. This was done to help fund loan growth, shorten the duration on interest-earning assets, and help protect net interest income if interest rates rise.

Premises and equipment increased $723,000, or 42.05%, from December 31, 2003 to September 30, 2004. This is mainly due to renovations of the loan operations area and entire second floor of the main office. This project was finished in the third quarter of 2004 and added 6,000 square feet of new office space. The total project is expected to cost approximately $895,000 including new furniture and equipment.

Other real estate owned increased $252,000 from $189,000 at December 31, 2003 to $441,000 at September 30, 2004. At September 30, 2004, other real estate owned consisted of two residential properties and a commercial property. Management does not expect any material losses from the eventual sale of these properties. Management will continue to evaluate the status of these properties and they will be written down to fair value if impairment is identified.

Total deposits increased $5,718,000, or 6.57%, from December 31, 2003 to September 30, 2004. The increase in deposits was primarily due to a general increase in balances of the core deposit base and out-of-market time deposits of $2,690,000. Out-of-market deposits, also known as brokered deposits, are used mainly by the Corporation to meet interest-bearing liability maturity needs not met through local demand and to fund loan growth. At September 30, 2004, out-of-market time deposits totaled $5,743,000 and are not considered a material source of funding.

Subordinated debentures of $3,000,000 were issued in February of 2004. This was done to provide operating capital for future expansion without ownership dilution of existing common shareholders. For regulatory capital purposes, the subordinated debt is counted as tier 1 capital at the Corporation. For further details about this transaction see Note 4 of the September 30, 2004 condensed consolidated financial statements.

Subsequent to September 30, 2004, Ohio State Bancshares, Inc. entered into an agreement to purchase two banking branches from First Citizens Banc Corp. of Sandusky, Ohio. The two branches are located in Richwood and Green Camp, Ohio. The transaction will consist of approximately $19 million in deposits, $8 million in loans, and two branch facilities. Ohio State Bancshares, Inc. expects to pay a premium of approximately $848,000 subject to certain adjustments through the closing of this transaction. Subject to regulatory approval, the transaction is expected to close early in 2005. Both branches will be combined with Ohio State Bancshares, Inc.'s, wholly owned subsidiary, The Marion Bank. The Marion Bank is also in negotiations on development land in Delaware County, where plans are to begin construction of a full service branch in 2005.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Net income for the nine months ended September 30, 2004 was $505,000, or $169,000 less than the same period in 2003. The decrease in earnings was primarily due to increases in noninterest expenses that exceeded the growth in revenue. The following paragraphs will discuss the major fluctuations in income.

Net Interest Income

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $298,000, or 9.96%, for the nine months ended September 30, 2004 compared to the same period in 2003. The increase in net interest income is attributable to increased average interest-earning asset balances. The following table shows the average balances and net yields on interest-earning assets for the nine months ended September 30, 2004 and 2003.

                                             Year-to-date        Year-to-date
                                                 2004                2003
                                             ------------        ------------
(A) Average interest-earning assets        $   110,090,000     $  100,924,000
(B) Annualized net interest income               4,385,000          3,999,000
Net Yield on interest-earning assets (B/A)            3.98%              3.96%

Noninterest Income

Noninterest income decreased $31,000 for the nine months ended September 30, 2004 versus the same period in 2003. The only material fluctuation in this category came from decrease of $63,000 in gains on sales of securities, partially offset by a $37,000 increase in fees for customer service. Security sales are dependent on management's risk management goals and market interest rate fluctuations. As the general level of market interest rates rise, management expects the net gains from the sale of securities to decrease. The increase in fees for customer service was the result of a growing deposit base and an increase in the fees assessed for overdrafts.

Noninterest Expense

Noninterest expense was up $518,000, or 21.53%, for the nine months ended September 30, 2004 versus the same period in 2003. The difference was mainly due to increases in salaries and employee benefits, occupancy and equipment, and professional fees partially offset by decreases in loan collection and credit card processing costs.

                          OHIO STATE BANCSHARES, INC.
                        PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Salaries and employee benefits increased by $445,000, or 37.21%. $273,000 of this increase was due to changes made to the supplemental retirement plan. In previous periods, the current CEO and two former officers were to receive supplemental retirement benefits based on the performance of life insurance contracts purchased by the Corporation. Expenses relating to the former plan could fluctuate dramatically because they were based on future assumptions relating to the performance of the life insurance contracts, changes in life expectancy, and vesting provisions. As a result, the Corporation elected to offer cash settlements to terminate the agreements with the former officers and enter into a plan with the CEO that provides fixed retirement benefits. This resulted in an increase in expenses for 2004, but in future years, the plan expense is expected to range between $35,000 and $55,000 annually. Future compensation expense under the revised agreements is expected to be much lower than under the original agreements. Total supplemental retirement plan expenses for 2004 are estimated to be $483,000 compared to $218,000 in 2003. The remaining changes in salaries and employee benefits were due to the addition of three middle management positions and normal pay increases.

Occupancy and equipment was up $55,000, or 12.60%, and was due to main office renovations, the addition of a main frame computer system added late in 2003, increased utility costs and normal growth.

Professional fees increased $80,000, or 85.77%, and were the result of fees for an amendment to the Corporation's Code of Regulations and consulting fees relating to growth strategies currently being implemented by the Board of Directors.

Loan collection and repossession costs decreased $64,000, or 55.60%. This was the result of a fixed pricing arrangement for outside legal costs relating to the collection of consumer loans, being more selective on what collection procedures to apply on old charged-off loans, and lower volume of current period charge-offs.

Credit card processing costs decreased $34,000, or 50.28%, for the nine month period ending September 30, 2004 compared to the same period in 2003. The Corporation no longer offers merchant credit card services to its commercial customers but will instead offer this service through a large national credit card processor. The merchant credit card service is an accounts receivable service that allows retailers, who accept credit cards, to get clearing of transactions as direct deposits to their deposit accounts. This change will save the Corporation approximately $50,000 per year and not materially affect the service we provide to our commercial customers. The remaining credit card processing expenses relate to the processing of credit cards directly offered to individual and commercial customers of the Corporation.

Income Tax Expense

Income tax expense decreased $86,000 for the nine months ended September 30, 2004 versus the same period in 2003. This was primarily the result of lower income before income taxes and higher nontaxable security interest income as a percentage of income before income taxes. The effective tax rate was approximately 18.5% for the nine months ended September 30, 2004 and 23.0% for the same period in 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net income for the three months ended September 30, 2004 was $206,000 or $1,000 more than the same period in 2003. All individual fluctuations in income between the three months ended and nine months ended September 30, 2003 and 2004 are similar in nature, and discussed in the previous section. However, the extent of the income fluctuations resulted in a different trend for net income. Net interest income increased 11.93% for the three month period and only 9.96% for the nine month period ending September 30, 2004 compared to the same period in 2003.

                          OHIO STATE BANCSHARES, INC.
                        PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest expense increased 18.12% for the three month period but increased 21.53% for the nine month period ending September 30, 2004 compared to the same period in 2003.

CAPITAL RESOURCES

The Corporation's subsidiary, The Marion Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action having a direct material affect on the operations of the Bank.

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

                                   Capital to risk-
                                    weighted assets
                                    ---------------            Tier 1 capital
                                Total             Tier 1      to average assets
                                -----             ------      -----------------
Well capitalized                 10%                6%               5%
Adequately capitalized            8%                4%               4%
Undercapitalized                  6%                3%               3%

At September 30, 2004 and December 31, 2003, the actual capital ratios for the Bank were:

                                              September 30,          December 31,
                                                   2004                  2003
                                              -------------          ------------
Total capital to risk-weighted assets             13.2%                  11.8%
Tier 1 capital to risk-weighted assets            12.1                   10.8
Tier 1 capital to average assets                   9.1                    7.6

At September 30, 2004 and December 31, 2003, The Marion Bank was categorized as well capitalized. On March 30, 2004, the Corporation added $1,600,000 in capital to The Marion Bank as additional paid-in capital from some of the proceeds of the subordinated debt.

                          OHIO STATE BANCSHARES, INC.
                        PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) and cash flows expected from the securities portfolio within 90 days at September 30, 2004 and December 31, 2003 are listed below. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

                                                    September 30,          December 31,
                                                        2004                   2003
                                                   --------------         --------------
Cash and cash equivalent assets                    $    4,538,000         $    3,795,000
Security portfolio cashflows expected
   to be received within 90 days                          942,000              1,026,000
                                                   --------------         --------------

                                                   $    5,480,000         $    4,821,000
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

                          OHIO STATE BANCSHARES, INC.
                                  FORM 10-QSB
                        Quarter ended September 30, 2004
                           PART II - OTHER INFORMATION

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

Item 6 -  Exhibits and Reports on Form 8-K:

          (a)  See index to exhibits for listing of exhibits

          (b) A report on Form 8-K was filed on September 28, 2004 relating to a supplemental executive retirement plan entered into between the Company and the CEO and certain change in control agreements entered into between the Company and executive management.

                           OHIO STATE BANCSHARES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OHIO STATE BANCSHARES, INC.
                                        ----------------------------------------
                                        (Registrant)

Date: November 8, 2004                  /s/ Gary E. Pendleton
                                        ----------------------------------------
                                        (Signature)
                                        Gary E. Pendleton
                                        President and Chief Executive Officer

Date: November 8, 2004                  /s/ Todd M. Wanner
                                        ----------------------------------------
                                        (Signature)
                                        Todd M. Wanner
                                        Senior Vice President and Chief
                                        Financial Officer

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

      3.2                 Code of Regulations of the Corporation                03/29/2000

     10.1                 Lease Agreement Between Henney and
                           Cooper, Inc. and The Marion Bank for
                           Branch on Richland Road in Marion, Ohio              03/24/1997

     10.2                 Executive Indexed Salary Continuation
                           Plan Agreement for President                         03/24/1997

     10.3                 Executive Indexed Salary Continuation
                           Plan Agreement for Executive Officers                03/27/1998

     10.4                 Executive Change of Control Agreements                09/28/2004

     10.5                 Supplemental Retirement Plan for CEO                  09/28/2004

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