Form 10KSB
period 2004-12-31
OHIO STATE BANCSHARES INC
filed 2005-03-31
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
      For the fiscal year ended December 31, 2004

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the transition period from ___________________ to ____________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for the year ended December 31, 2004 was: $7,402,714.

The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer as of March 16, 2005 based on the trade price of $85.00 was $10,920,545.

At March 16, 2005, there were issued and outstanding 190,000 of the Issuer's Common Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's 2004 Annual Report to security holders are incorporated by reference into Item 1, Item 6 and Item 7 and are attached as exhibit 13. Portions of the Issuer's Proxy Statement to be separately filed and dated approximately March 16, 2005, are incorporated by reference into Item 9, Item 10, Item 11, Item 12 and Item 14.

Transitional Small Business Disclosure Form (check one): Yes [ ] No [X]

                                      INDEX

                                   FORM 10-KSB

PART I

  ITEM 1.  Description of Business..............................................    3

  ITEM 2.  Description of Property..............................................    4

  ITEM 3.  Legal Proceedings....................................................    4

  ITEM 4.  Submission of Matters to a Vote of Security Holders..................    4

PART II

  ITEM 5.  Market for Common Equity and Related Shareholder Matters.............    5

  ITEM 6.  Management's Discussion and Analysis or Plan of Operation............    5

  ITEM 7.  Financial Statements.................................................    5

  ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.................................................    5

  ITEM 8a. Controls and Procedures..............................................    6

PART III

  ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act....................    7

  ITEM 10. Executive Compensation...............................................    7

  ITEM 11. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters......................................    7

  ITEM 12. Certain Relationships and Related Transactions.......................    8

  ITEM 13. Exhibits and Reports on Form 8-K.....................................    9

  ITEM 14. Principle Accountant Fees and Services...............................   10

SIGNATURES .....................................................................   11

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

EMPLOYEES

As of December 31, 2004, the Bank employed 36 full-time and 5 part-time employees.

STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

The statistical disclosures required by bank holding companies is incorporated by reference and are included on page 2 under the heading Summary of Selected Financial Data, in Footnotes 3, 5 and 6 to the consolidated financial statements on pages 13 through 15 and in the managements discussion and analysis on pages 24 through 34 of the Corporation's 2004 Annual Report and is attached as Exhibit 13.

Nonaccrual loans for the Bank were $340,045 at December 31, 2004. If these loans had been performing in accordance with their original terms, and not placed on nonaccrual status, an additional $19,005 would have been recognized as interest income in 2004. Additional information regarding nonaccrual, past due and restructured loans is incorporated by reference and is included on pages 13, 28 and 29 of the Corporation's 2004 Annual Report and is attached as Exhibit 13.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Corporation's December 31, 2004 fiscal year end.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of the Corporation trades infrequently and is not traded on any established securities market. Parties interested in buying or selling the Corporation's stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI) 1-800-224-1013.

For 2004 and 2003, bid and ask quotations were obtained from CBI, which handles a limited amount of the Corporation's stock transactions. The quotations are inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

            Low Bid       High Bid          Low Ask       High Ask
           ---------      ---------        ---------     ----------
 2004

1st Qtr.   $   77.00      $   77.00        $   80.00     $    80.00
2nd Qtr.       77.00          82.00            80.00          85.00
3rd Qtr.       82.00          82.00            85.00          85.00
4th Qtr.       82.00          85.00            85.00          87.00

 2003

1st Qtr.   $   69.00      $   69.00        $   72.00     $    72.00
2nd Qtr.       69.00          72.00            72.00          75.00
3rd Qtr.       72.00          72.00            75.00          75.00
4th Qtr.       72.00          77.00            75.00          80.00

Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation's stock, these prices may not reflect the prices at which the stock would trade in an active market.

The Corporation has 500,000 authorized and 190,000 outstanding shares of common stock held by approximately 526 shareholders as of December 31, 2004. The Corporation paid cash dividends of $0.40 per share in June and December of 2004 and 2003, resulting in a total amount of $0.80 per share in 2004 and 2003.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Information concerning Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 24 through 38 of the 2004 Annual Report and is attached as exhibit 13.

ITEM 7 - FINANCIAL STATEMENTS

Information concerning the audited consolidated financial statements of the Corporation for 2004 and 2003 appears on pages 3 through 23 of the 2004 Annual Report and is attached as exhibit 13.

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning Directors and Executive Officers of the Corporation appears on pages 3 through 5 under the captions Election of Directors and on page 12 under the captions Compliance With Section 16(A) of the Securities Exchange Act of 1934 in the Corporation's Definitive Proxy Statement dated March 31, 2005 for the Annual Meeting of Shareholders to be held on April 21, 2005, and is incorporated herein by reference.

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

A copy of the Corporation's Code is available on the website of the Bank (www.theohiostatebank.com.) In addition, a copy of the Code is available to any shareholder free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Mr. Gary Pendleton, President, Chief Executive Officer, Ohio State Bancshares, Inc., 111 S. Main Street, Marion, Ohio 43302.

ITEM 10 - EXECUTIVE COMPENSATION

Information concerning executive compensation appears on page 10 under the captions Executive Compensation and Other Information in the Corporation's Definitive Proxy Statement dated March 31, 2005 for the Annual Meeting of Shareholders to be held on April 21, 2005, and is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained on pages 3 through 5 under the captions Certain Beneficial Owners and Election of Directors in the Corporation's Definitive Proxy Statement dated March 31, 2005 for the Annual Meeting of Shareholders to be held on April 21, 2005, and is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained on page 12 under the caption Certain Transactions in the Corporation's Definitive Proxy Statement dated March 31, 2005 for the Annual Meeting of Shareholders to be held on April 21, 2005 and is incorporated herein by reference.

ITEM 13 - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)   EXHIBITS

                                                                             Reference to
Regulation S-B                                                               Prior Filing
    Exhibit                                                                 Exhibit Number
    Number                        Description of Document                   Attached Hereto    Date Filed
--------------          -------------------------------------------         ---------------    ----------
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

     3.2                Code of Regulations of the Corporation                     *           03/29/2000

     4                  Form of Shares Certificate of Common Shares               ***

     10.1               Lease Agreement Between Henney and
                          Cooper, Inc. and The Marion Bank for
                          Branch on Richland Road in Marion, Ohio                  *           03/24/1997

     10.2               Executive Indexed Salary Continuation
                          Plan Agreement for President                             *           03/24/1997

     10.3               Supplemental Executive Retirement Plan
                          for President                                            *           09/21/2004

     10.4               Executive Change of Control Agreements                     *           09/21/2004

     13                 Ohio State Bancshares 2004 Annual Report               Attached

     20                 Proxy Statement for the 2004 Annual
                          Meeting of the Shareholders                             **

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

     31(b)              Chief Financial Officer Certification                  Attached

     32(a)              Chief Executive Officer Certification                  Attached

     32(b)              Chief Financial Officer Certification                  Attached

     99.1               Safe Harbor under the Private Securities
                          Litigation Reform Act of 1995                            *           03/26/1999

* Indicates documents which have been previously filed as separate pages of the Corporation's annual report on Form 10-KSB or on form 8-K in prior periods. The dates listed represent the filing dates. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request.

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

(b)   REPORTS ON FORM 8-K

A report on Form 8-K was filed on November 2, 2004 relating to entry into a material definitive agreement. The definitive agreement relates to the purchase of two banking branches that was finalized on January 18, 2005. Further discussion related to this transaction can be found on pages 23 and 37 of the 2004 annual report (exhibit 13).

ITEM 14 - PRINCIPLE ACCOUNTANT FEES AND SERVICES

Information concerning principle accounting firm fees appears on page 9 under the captions Principle Accounting Firm Fees in the Corporation's Definitive Proxy Statement dated March 31, 2005 for the Annual Meeting of Shareholders to be held on April 21, 2005, and is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OHIO STATE BANCSHARES, INC.

      March 29, 2005                         By:      /s/ GARY E. PENDLETON
--------------------------                      --------------------------------
           Date                                   Gary E. Pendleton, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on April 15, 2004.

        Signatures                                          Signatures

    /s/ GARY E. PENDLETON                                /s/ LLOYD L. JOHNSTON
-----------------------------                        ---------------------------
Gary E. Pendleton                                    Lloyd L. Johnston
President and Chief Executive                        Director
Officer, Director

    /s/ THEODORE L. GRAHAM                               /s/ LOIS J. FISHER
-----------------------------                        ---------------------------
Theodore L. Graham                                   Lois J. Fisher
Director                                             Director

    /s/ FRED K. WHITE                                    /s/ THURMAN R. MATHEWS
-----------------------------                        ---------------------------
Fred K. White                                        Thurman R. Mathews
Director, Chairman of the Board                      Director

    /s/ PETER B. MILLER
-----------------------------
Peter B. Miller
Director