Form 10QSB
period 2005-03-31
OHIO STATE BANCSHARES INC
filed 2005-05-16
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____.

                         Commission file number: 0-28648

                           Ohio State Bancshares, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Ohio                                 34-1816546
-------------------------------------   ----------------------------------------
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

Common stock, $10.00 par value                       190,000 common shares
                                                     outstanding at May 10, 2005

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2005

                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets .................................    3

         Condensed Consolidated Statements of Income............................    4

         Condensed Consolidated Statements of Changes in Shareholders' Equity...    5

         Condensed Consolidated Statements of Cash Flows .......................    6

         Notes to the Condensed Consolidated Financial Statements ..............    7

Item 2. Management's Discussion and Analysis....................................   10

Item 3. Controls and Procedures.................................................   16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.......................................................   17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.............   17

Item 3. Defaults Upon Senior Securities.........................................   17

Item 4. Submission of Matters to a Vote of Security Holders.....................   17

Item 5. Other Information.......................................................   17

Item 6.  Exhibits...............................................................   17

SIGNATURES......................................................................   18

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                                March 31,       December 31,
                                                                  2005             2004
                                                              -------------     -------------
ASSETS
Cash and due from financial institutions                      $   2,824,266     $   2,872,837
Interest-earning demand deposits                                    342,926         1,192,147
Federal funds sold                                                3,757,000           435,000
                                                              -------------     -------------
     Cash and cash equivalents                                    6,924,192         4,499,984
Securities available for sale                                    33,707,498        25,444,326
Loans, net of allowance of $967,996 and $961,404                 96,884,331        88,915,318
Premises and equipment, net                                       2,983,069         2,576,597
Cash surrender value of life insurance policies                   1,556,081         1,545,308
Goodwill                                                            270,500                --
Intangible assets                                                   519,675                --
Accrued interest receivable                                         745,141           565,921
Federal Home Loan Bank and other bank stock                         542,940           537,740
Other real estate owned                                             498,111           486,165
Other assets                                                        603,406           441,052
                                                              -------------     -------------

                                                              $ 145,234,944     $ 125,012,411
                                                              =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                      $  10,905,824     $   9,260,575
     Interest-bearing                                           103,921,811        86,863,208
                                                              -------------     -------------
         Total                                                  114,827,635        96,123,783
Borrowings                                                       15,322,771        13,487,320
Subordinated debentures                                           3,000,000         3,000,000
Accrued interest payable                                            227,471           168,029
Other liabilities                                                   815,683         1,010,343
                                                              -------------     -------------
     Total liabilities                                          134,193,560       113,789,475

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  190,000 shares issued and outstanding                           1,900,000         1,900,000
Additional paid-in capital                                        5,045,227         5,045,227
Retained earnings                                                 4,303,304         4,184,651
Accumulated other comprehensive income                             (207,147)           93,058
                                                              -------------     -------------
     Total shareholders' equity                                  11,041,384        11,222,936
                                                              -------------     -------------

                                                              $ 145,234,944     $ 125,012,411
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

                          OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -------------------------
                                                                2005           2004
                                                             ----------     ----------
Interest and dividend income
     Loans, including fees                                   $1,592,060     $1,332,992
     Taxable securities                                         214,227        162,231
     Nontaxable securities                                       69,077         80,551
     Federal funds sold and other                                41,146         18,488
                                                             ----------     ----------
         Total interest and dividend income                   1,916,510      1,594,262

Interest expense
     Deposits                                                   532,681        407,644
     Subordinated debentures                                     40,162         16,211
     Federal Home Loan Bank advances and other borrowings       125,087         97,170
                                                             ----------     ----------
         Total interest expense                                 697,930        521,025
                                                             ----------     ----------

Net interest income                                           1,218,580      1,073,237

Provision for loan losses                                        64,000         90,300
                                                             ----------     ----------

Net interest income after provision for loan losses           1,154,580        982,937

Noninterest income
     Fees for customer services                                 154,939        143,211
     Net gains on sales of securities                                --         13,134
     Other                                                       22,041         19,856
                                                             ----------     ----------
         Total noninterest income                               176,980        176,201

Noninterest expense
     Salaries and employee benefits                             563,865        546,929
     Occupancy and equipment                                    208,172        160,921
     Office supplies                                             54,021         31,861
     Professional fees                                           57,645         64,600
     Advertising and public relations                            33,341         20,243
     Taxes, other than income                                    47,755         27,537
     ATM and debit card processing                               33,984          9,944
     Loan collection and repossessions                           14,447         19,858
     Intangible asset amortization                               13,325             --
     Other                                                      157,298        102,823
                                                             ----------     ----------
         Total noninterest expense                            1,183,853        984,716
                                                             ----------     ----------

Income before income taxes                                      147,707        174,422
Income tax expense                                               29,054         36,386
                                                             ----------     ----------

Net income                                                   $  118,653     $  138,036
                                                             ==========     ==========

Basic and diluted earnings per share                         $      .62     $      .73
                                                             ==========     ==========

Weighted average shares outstanding                             190,000        190,000

   See accompanying notes to the condensed consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                  Three Months Ended
                                                        March 31,
                                              -----------------------------
                                                  2005            2004
                                              ------------     ------------
Balance at beginning of period                $ 11,222,936     $ 10,860,150

Comprehensive income:
Net income                                         118,653          138,036
Change in net unrealized gain (loss) on
     securities available for sale, net of
     reclassification and tax effects             (300,205)         179,255
                                              ------------     ------------
         Total comprehensive income               (181,552)         317,291
                                              ------------     ------------

Balance at end of period                      $ 11,041,384     $ 11,177,441
                                              ============     ============

   See accompanying notes to the condensed consolidated financial statements.

                          OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                     March 31,
                                                                          -----------------------------
                                                                              2005             2004
                                                                          ------------     ------------
Cash flows from operating activities
     Net income                                                           $    118,653     $    138,036
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                         17,322           14,708
         Provision for loan losses                                              64,000           90,300
         Depreciation and amortization                                          77,830           59,918
         Net realized gains on sales of securities                                  --          (13,134)
         Federal Home Loan Bank stock dividends                                 (5,200)          (4,700)
         Change in deferred loan costs                                          11,927           24,522
         Change in accrued interest receivable                                (153,011)         (47,682)
         Change in accrued interest payable                                     35,220           26,482
         Change in other assets and other liabilities                         (196,625)          85,292
                                                                          ------------     ------------
              Net cash from operating activities                               (29,884)         373,742

Cash flows from investing activities Securities available for sale:
         Sales                                                                      --        2,393,105
         Purchases                                                         (10,259,272)        (809,933)
         Maturities, prepayments and calls                                   1,523,922          772,398
     Loan originations and payments, net                                    (1,973,618)      (1,104,283)
     Purchases of premises and equipment                                      (202,477)        (425,690)
                                                                          ------------     ------------
         Net cash from investing activities                                (10,911,445)         825,597

Cash flows from financing activities
     Net change in deposits                                                   (215,806)       5,319,732
     Net cash received from branch acquisitions                             11,745,892               --
     Proceeds from issuance of subordinated debentures                              --        3,000,000
     Net change in federal funds purchased                                          --       (1,248,000)
     Proceeds from advance of long-term borrowings                           2,000,000          600,000
     Principle repayments of long-term borrowings                             (164,549)        (167,189)
                                                                          ------------     ------------
         Net cash from financing activities                                 13,365,537        7,504,543
                                                                          ------------     ------------

Net change in cash and cash equivalents                                      2,424,208        8,703,882

Cash and cash equivalents at beginning of period                             4,499,984        3,795,290
                                                                          ------------     ------------

Cash and cash equivalents at end of period                                $  6,924,192     $ 12,499,172
                                                                          ============     ============

Supplemental cash flow information:
     Interest paid                                                        $    638,488     $    494,543
     Income taxes paid                                                         130,000               --

Supplemental noncash disclosures:
     Transfers from loans to other real estate owned and repossessions    $     26,450     $     69,925

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc., and its wholly-owned subsidiary The Ohio State Bank, at March 31, 2005, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2004, included in its 2004 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2004 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities at March 31, 2005 and December 31, 2004 were as follows:

                                                                MARCH 31, 2005
                                        -----------------------------------------------------------
                                                           Gross           Gross
                                         Amortized      Unrealized      Unrealized         Fair
                                           Cost            Gains           Losses          Value
                                        -----------     -----------     -----------     -----------
U.S. Treasury                           $   100,645     $     2,668     $        --     $   103,313
U.S. government and federal agencies     16,100,963          15,985        (287,240)     15,829,708
Mortgage-backed                           9,844,187           7,084        (132,926)      9,718,345
State and municipal                       7,435,647         147,473         (53,304)      7,529,816
Corporate                                   539,915              --         (13,599)        526,316
                                        -----------     -----------     -----------     -----------

      Total                             $34,021,357     $   173,210     $  (487,069)    $33,707,498
                                        ===========     ===========     ===========     ===========

                                                           DECEMBER 31, 2004
                                        -----------------------------------------------------------
U.S. Treasury                           $   100,667     $     6,161     $        --     $   106,828
U.S. government and federal agencies     10,456,402          35,583         (72,983)     10,419,002
Mortgage-backed                           7,052,053          17,243         (23,960)      7,045,336
State and municipal                       7,150,743         201,886         (19,610)      7,333,019
Corporate                                   543,464              --          (3,323)        540,141
                                        -----------     -----------     -----------     -----------

      Total                             $25,303,329     $   260,873     $  (119,876)    $25,444,326
                                        ===========     ===========     ===========     ===========

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (CONTINUED)

Sales of available for sale securities were as follows:

                     Three Months Ended
                          March 31,
                ---------------------------
                  2005             2004
                -------------  ------------
Proceeds        $     --       $  2,393,105
Gross gains           --             29,721
Gross losses          --            (16,587)

Securities with carrying values of $16,323,000 and $12,908,000 at March 31, 2005 and December 31, 2004 were pledged to secure public deposits and for other purposes.

NOTE 3 - LOANS

Loans at March 31, 2005 and December 31, 2004 were as follows:

                                                March 31,      December 31,
                                                  2005            2004
                                              ------------     ------------
Commercial                                    $ 10,975,841     $ 10,888,028
Installment                                     20,841,141       20,844,232
Residential and non-commercial real estate      42,330,157       38,797,724
Commercial real estate                          22,574,108       18,227,011
Credit card                                        752,090          738,878
Other                                               33,460           23,392
                                              ------------     ------------
                                                97,506,797       89,519,265
Net deferred loan costs                            345,530          357,457
Allowance for loan losses                         (967,996)        (961,404)
                                              ------------     ------------

                                              $ 96,884,331     $ 88,915,318
                                              ============     ============

Activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004 was as follows:

                               2005           2004
                             ---------     ---------
Balance - January 1          $ 961,404     $ 844,174
Loans charged-off              (79,214)     (102,574)
Recoveries                      21,806        31,995
Provision for loan losses       64,000        90,300
                             ---------     ---------

Balance - March 31           $ 967,996     $ 863,895
                             =========     =========

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS (CONTINUED)

Impaired loans were as follows.

                                                       March 31,       December 31,
                                                         2005             2004
                                                      ------------     ------------
Balance of impaired loans with allocated allowance    $    220,156     $         --
Amount of allowance allocated                               34,156               --

The average balance of impaired loans for the three month period ending March 31, 2005 was $156,555 with no interest income recognized in that period. The average balance of impaired loans and interest income recognized for the three month period ending March 31, 2004 was immaterial.

Nonperforming loans were as follows:

                                                March 31,   December 31,
                                                  2005         2004
                                                ---------   ------------
Loans past due over 90 days still on accrual    $  44,358   $    344,874
Loans on nonaccrual                               578,898        340,045

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

On January 18, 2005, the Corporation completed its previously announced branch acquisitions from First Citizens Banc Corp. of Sandusky, Ohio. The Corporation assumed two branch facilities and approximately $6.1 million and $18.9 million of loans and deposits. All assets and liabilities were recorded at their fair market value at the time of acquisition with the excess purchase costs allocated to the following intangible assets.

                                         As of March 31, 2005
                                         --------------------
Acquired non-amortizable goodwill             $ 270,500
                                              =========
Acquired core deposit intangible                533,000
Accumulated core deposit amortization           (13,325)
                                              ---------
   Total intangible assets                    $ 519,675
                                              =========

Goodwill was the result of an excess purchase cost over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill will remain permanently capitalized on the Corporation's balance sheet except in the event of impairment. Goodwill will be assessed at least annually for impairment and any such impairment will be recognized in the period identified.

The core deposit intangible is an intangible asset related to the value of deposits acquired within a natural market area that are often considered an institutions most stable source of funds. This asset is being amortized over an estimated life of ten years using an accelerated method. The estimated annual amortization expense for the next five years, including all of 2005, is $73,288, $68,957, $58,613, $47,678, and $46,761.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. ("Corporation") and its wholly owned subsidiary, The Ohio State Bank ("Bank"), formerly The Marion Bank, at March 31, 2005, compared to December 31, 2004, and the consolidated results of operations for the three months ended March 31, 2005, compared to the same period in 2004. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

CRITICAL ACCOUNTING ESTIMATES

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance, determined by management, which represents probable incurred credit losses in the loan portfolio. Unexpected fluctuations in local unemployment rates, consumer bankruptcies, and the amount of past due loans can have a significant impact on this accounting estimate.

DEFERRED COMPENSATION: The Corporation provides a supplemental defined benefit plan for the current CEO and two former officers. All three plans call for fixed payments but the timing and number of payments will depend on actual mortality. The Corporation carries the present value of these deferred payments as a liability. The balance of this was $782,000 at March 31, 2005 and is combined with other liabilities on the consolidated balance sheet. The amount of annual expense related to fund the deferred liability depends on management's estimates of appropriate discount rate and expected lives of individuals covered.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

The Corporation has experienced an increase of $20,223,000, or 16.18%, in total assets since December 31, 2004. Most of this growth, approximately $18.9 million, is attributable to the acquisition of two branches completed on January 18, 2005. The Corporation assumed two branch facilities along with the majority of their loans and deposits. The Corporation also retained the majority of the employees of both facilities. Further discussion of the major fluctuations in assets and liabilities can be found in the following paragraphs.

Cash and Cash Equivalents

Cash and cash equivalents have increased $2,424,000, or 53.87%, since December 31, 2004. The major reason for this was a net cash settlement from the branch purchases of approximately $11,746,000 and the addition of $2,000,000 in Federal Home Loan Bank borrowings. Most of this additional cash was invested in securities and loans by March 31, 2005. See the Condensed Consolidated Statements of Cash Flows for a more detailed review of the Corporation's sources and uses of cash.

Securities Available For Sale

Securities available for sale have increased $8,263,000, or 32.48%, since December 31, 2004. This increase was due to the liquidity provided by the branch purchases and additional borrowings from the Federal Home Loan Bank. Management invested primarily in government agency bonds and mortgage-backed securities with expected lives shorter than 3.5 years and weighted average modified durations of less than 3.0.

Loans

Net loans have increased by $7,969,000, or 8.96%, since December 31, 2004. Approximately $6,098,000 of this growth came from the branch purchases and $1,974,000 came from the continued strong demand in commercial real estate loans. Of the $6,098,000 purchased loans, approximately 73.0% were residential real estate, 12.8% were commercial real estate, 7.9% were installment loans, and 6.3% were commercial loans.

Intangible Assets

The Corporation recognized two intangible assets due to the branch purchases. Goodwill for $271,000 and a core deposit intangible for $533,000. Goodwill will not be amortized and will only be charged to earnings in the event of impairment. The core deposit intangible will be amortized over ten years using an accelerated method. For further information related to intangible assets see
Note 4 of the March 31, 2005 consolidated financial statements.

Deposits

Deposits have increased by $18,704,000, or 19.46%, since December 31, 2004. This was primarily due to the branch purchases. On January 18, 2005, the deposits purchased carried balances of approximately $18,920,000, and on March 31, 2005 these deposits remained at $18,304,000. Deposit balances at the two preexisting locations remained relatively the same at December 31, 2004 and March 31, 2005. Of the deposits purchased, approximately $6,979,000 were checking and savings accounts and $11,325,000 were time deposits. The time deposits purchased had a weighted average life of 1.07 years and a weighted average rate of 2.94%.

Borrowings

On January 19, 2005, the Corporation borrowed an additional $2,000,000 from the Federal Home Loan Bank. $1,000,000 of this was for 24 months at 3.73% and the other $1,000,000 was for 30 months at 3.86%. This was done to help lengthen the duration of liabilities since the deposits purchased were relatively short.

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

Net income for the three months ended March 31, 2005 was $119,000, or $19,000 less than the same period in 2004. The decrease in earnings was primarily due to increased expenses related to the name change of the Bank, the branch purchases, and other one time expenses that exceeded the growth in revenue. The next few paragraphs will discuss the major fluctuations in income.

Non-Reoccurring Expenses

For the three month period ending March 31, 2005, there were several identifiable expenses that are not expected by management to be ongoing. Most of these expenses were related to the name change of the Bank and the branch purchases. A summary of these expenses follow.

Customer and check cashing losses                   $     23,500
State of Ohio sales/use tax audit                         13,595
Data conversion expenses                                  19,537
Additional office supplies due to name change             16,546
Branch purchase consulting fees                            7,828
                                                    ------------

   Before tax impact of non-reoccurring expenses    $     81,006

The data conversion, office supplies, and consulting fees were all directly related to the name change of the Bank and the branch acquisitions.

The customer and check cashing losses are for two unrelated incidents where consumers suffered losses from a third party. Due to federal regulations the Bank has the responsibility to reimburse these consumer losses and seek damages from the party responsible for the loss. As of March 31, 2005, management was aware of these two incidents and estimated that the loss to the Bank was probable. Accordingly, management recognized these losses and established a contingent liability. If either injured party chooses not to seek recovery or decides to seek recovery directly from the responsible party, the Bank will reverse these costs and eliminate the liability.

The State of Ohio sales/use tax assessment was the result of a sales and use tax audit covering the periods from January of 2000 through June of 2003 and completed February 9, 2005.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Interest Income

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $146,000, or 13.54%, for the three months ended March 31, 2005 compared to the same period in 2004. The increase in net interest income is attributable to increased average earning asset balances partially offset by a decrease in the net yield on interest-earning assets. The following table shows the average balances and net yields on interest-earning assets for the three months ended March 31, 2005 and 2004.

                                              1st Quarter       1st Quarter
                                                  2005              2004
                                              ------------      ------------
(A) Average interest-earning assets           $129,669,000      $108,009,000
(B) Annualized net interest income               4,942,000         4,317,000
Net Yield on interest-earning assets (B/A)            3.81%             4.00%

Provision For Loan Losses

Provision for loan losses is down $26,000 for the three months ended March 31, 2005 versus the same period in 2004. This is due to a continued reduction of charge-offs and nonperforming loans as a percentage of the loan portfolio. The allowance for loan loss was at $864,000, $961,000, and $968,000 at March 31, 2004, December 31, 2004, and March 31, 2005. If nonperforming loans or actual charge-offs should rise, management will increase provisions in future periods.

Noninterest Expense

Noninterest expense was up $199,000, or 20.22%, for the three months ended March 31, 2005 versus the same period in 2004. The difference was mainly due to the previously discussed non-reoccurring expenses of $81,000, increased occupancy and equipment expenses of $47,000, increased advertising of $13,000, and increased ATM and debit card processing of $24,000.

The increased occupancy and equipment expenses is due to main office renovations, which were not completed until the second quarter of 2004, and equipment to enhance security and to allow for the capture of electronic images. The Bank will be offering electronic check imaging online and as part of account statements by the third quarter of 2005.

Advertising has increased due to promoting the name change of the Bank and due to advertising in new markets.

ATM and debit card processing expenses have went up due to a conversion to a new third-party processor, the addition of ATM locations and higher card volume. Management expects these expenses to decrease slightly in the future.

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

                            Capital to risk-
                            weighted assets
                          -------------------       Tier 1 capital
                          Total        Tier 1      to average assets
                          -----        ------      -----------------
Well capitalized             10%            6%             5%
Adequately capitalized        8%            4%             4%
Undercapitalized              6%            3%             3%

At March 31, 2005 and December 31, 2004, the actual capital ratios for the Bank were:

                                          March 31,  December 31,
                                            2005        2004
                                          ---------  ------------
Total capital to risk-weighted assets       12.3%       13.1%
Tier 1 capital to risk-weighted assets      11.4        12.0
Tier 1 capital to average assets             8.0         8.8

At March 31, 2005 and December 31, 2004, the Bank was categorized as well capitalized. On January 10, 2005, the Corporation added $1,000,000 in capital to the Bank as additional paid-in capital to support growth provided from branch acquisitions.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) and cash flows expected from the securities portfolio within 90 days at March 31, 2005 and December 31, 2004 are listed below. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

                                            March 31,             December 31,
                                              2005                   2004
                                         --------------         --------------
Cash and cash equivalent assets          $    6,924,000         $    4,500,000
Security portfolio cashflows expected
   to be received within 90 days                688,000                582,000
                                         --------------         --------------

                                         $    7,612,000         $    5,082,000
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

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2005
                           PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings:

           There are no matters required to be reported under this item.

Item 2 -   Unregistered Sales of Equity Securities and Use of Proceeds:

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

Item 6 -   Exhibits:

           (a) Exhibit 31.1 - Section 302 Certification of the Chief Executive Officer

           (b) Exhibit 31.2 - Section 302 Certification of the Chief Executive Officer

           (c) Exhibit 32.1 - Section 906 Certification of the Chief Executive Officer

           (d) Exhibit 32.2 - Section 906 Certification of the Chief Executive Officer

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

                                     OHIO STATE BANCSHARES, INC.
                                     ------------------------------------------
                                     (Registrant)

Date:   May 10, 2005                 /s/ Gary E. Pendleton
                                     ------------------------------------------
                                     (Signature)
                                     Gary E. Pendleton
                                     President and Chief Executive Officer

Date:   May 10, 2005                 /s/ Tood M. Wanner
                                     ------------------------------------------
                                     (Signature)
                                     Todd M. Wanner
                                     Vice President and Chief Financial Officer

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
        3.1               Amended Articles of Incorporation of
                            the Corporation                                     03/29/2000

        3.2               Code of Regulations of the Corporation                03/29/2000

       10.1               Lease Agreement Between Henney and
                            Cooper, Inc. and The Marion Bank for
                            Branch on Richland Road in Marion, Ohio             03/24/1997

       10.2               Executive Indexed Salary Continuation
                            Plan Agreement for President                        03/24/1997

       10.3               Supplemental Executive Retirement Plan
                            for President                                       09/21/2004

       10.4               Executive Change of Control Agreements                09/21/2004

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