Form 10QSB
period 2005-06-30
OHIO STATE BANCSHARES INC
filed 2005-08-15
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________.

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

Common stock, $10.00 par value                            190,000 common shares
                                                  outstanding at August 11, 2005

Transitional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2005

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets.........................     3

           Condensed Consolidated Statements of Income...................     4

           Condensed Consolidated Statements of Changes in Shareholders'
              Equity.....................................................     5

           Condensed Consolidated Statements of Cash Flows...............     6

           Notes to the Condensed Consolidated Financial Statements......     7

Item 2. Management's Discussion and Analysis.............................    10

Item 3. Controls and Procedures..........................................    16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................    17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......    17

Item 3. Defaults Upon Senior Securities..................................    17

Item 4. Submission of Matters to a Vote of Security Holders..............    17

Item 5. Other Information................................................    17

Item 6. Exhibits.........................................................    17

SIGNATURES...............................................................    18

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)
                                                         June 30,     December 31,
                                                           2005           2004
                                                       ------------   ------------
ASSETS
Cash and due from financial institutions               $  3,109,340   $  2,872,837
Interest-earning demand deposits                            193,040      1,192,147
Federal funds sold                                               --        435,000
                                                       ------------   ------------
   Cash and cash equivalents                              3,302,380      4,499,984
Securities available for sale                            33,906,146     25,444,326
Loans, net of allowance of $967,724 and $961,404         96,909,126     88,915,318
Premises and equipment, net                               3,031,990      2,576,597
Cash surrender value of life insurance policies           1,566,854      1,545,308
Goodwill                                                    270,500             --
Intangible assets                                           499,688             --
Accrued interest receivable                                 683,169        565,921
Federal Home Loan Bank and other bank stock                 564,140        537,740
Other real estate owned                                     492,958        486,165
Other assets                                                459,014        441,052
                                                       ------------   ------------
                                                       $141,685,965   $125,012,411
                                                       ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                 $  9,182,125   $  9,260,575
   Interest-bearing                                     102,433,908     86,863,208
                                                       ------------   ------------
      Total                                             111,616,033     96,123,783
Federal funds purchased                                     168,000             --
Borrowings                                               14,456,536     13,487,320
Subordinated debentures                                   3,000,000      3,000,000
Accrued interest payable                                    241,889        168,029
Other liabilities                                           772,345      1,010,343
                                                       ------------   ------------
   Total liabilities                                    130,254,803    113,789,475

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares
   authorized; 190,000 shares issued and outstanding      1,900,000      1,900,000
Additional paid-in capital                                5,045,227      5,045,227
Retained earnings                                         4,432,623      4,184,651
Accumulated other comprehensive income                       53,312         93,058
                                                       ------------   ------------
   Total shareholders' equity                            11,431,162     11,222,936
                                                       ------------   ------------
                                                       $141,685,965   $125,012,411
                                                       ============   ============

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
                                                 -----------------------   -----------------------
                                                    2005         2004         2005         2004
                                                 ----------   ----------   ----------   ----------
Interest and dividend income
   Loans, including fees                         $1,653,579   $1,358,818   $3,245,639   $2,691,810
   Taxable securities                               258,040      176,514      472,267      338,745
   Nontaxable securities                             71,657       74,042      140,734      154,593
   Federal funds sold and other                      23,345       17,165       64,491       35,653
                                                 ----------   ----------   ----------   ----------
      Total interest and dividend income          2,006,621    1,626,539    3,923,131    3,220,801

Interest expense
   Deposits                                         589,382      412,378    1,122,063      820,022
   Subordinated debentures                           44,628       30,250       84,790       46,460
   Federal Home Loan Bank and other borrowings      134,559       97,061      259,646      194,232
                                                 ----------   ----------   ----------   ----------
      Total interest expense                        768,569      539,689    1,466,499    1,060,714
                                                 ----------   ----------   ----------   ----------
Net interest income                               1,238,052    1,086,850    2,456,632    2,160,087
Provision for loan losses                           104,000      107,800      168,000      198,100
                                                 ----------   ----------   ----------   ----------
Net interest income after provision for
   loan losses                                    1,134,052      979,050    2,288,632    1,961,987
Noninterest income
   Fees for customer services                       200,158      171,632      355,097      314,843
   Net gains on sales of securities                   1,169           --        1,169       13,134
   Other                                             11,720       16,774       33,761       36,630
                                                 ----------   ----------   ----------   ----------
      Total noninterest income                      213,047      188,406      390,027      364,607

Noninterest expense
   Salaries and employee benefits                   567,944      538,057    1,131,809    1,084,986
   Occupancy and equipment                          200,741      163,647      408,913      324,568
   Office supplies                                   45,125       37,017       99,146       68,878
   Professional fees                                 44,435       46,600      102,080      111,200
   Advertising and public relations                  25,788       34,684       59,129       54,927
   Taxes, other than income                          33,830       27,497       81,585       55,034
   ATM and debit card processing                     22,962        8,429       56,946       18,372
   Loan collection and repossessions                  9,612       21,351       24,059       41,209
   Intangible asset amortization                     19,988           --       33,312           --
   Other                                            116,298       91,176      273,597      194,000
                                                 ----------   ----------   ----------   ----------
      Total noninterest expense                   1,086,723      968,458    2,270,576    1,953,174
                                                 ----------   ----------   ----------   ----------
Income before income taxes                          260,376      198,998      408,083      373,420
Income tax expense                                   55,057       37,511       84,111       73,897
                                                 ----------   ----------   ----------   ----------
Net income                                       $  205,319   $  161,487   $  323,972   $  299,523
                                                 ==========   ==========   ==========   ==========
Basic and diluted earnings per share             $     1.08   $     0.85   $     1.71   $     1.58
                                                 ==========   ==========   ==========   ==========
Weighted average shares outstanding                 190,000      190,000      190,000      190,000
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
                                   (Unaudited)

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                           -------------------------   -------------------------
                                               2005          2004          2005          2004
                                           -----------   -----------   -----------   -----------
Balance at beginning of period             $11,041,384   $11,177,441   $11,222,936   $10,860,150

Cash dividends ($.40 per share)                (76,000)      (76,000)      (76,000)      (76,000)

Comprehensive income:
Net income                                     205,319       161,487       323,972       299,523
Change in net unrealized gain (loss) on
   securities available for sale, net of
   reclassification and tax effects            260,459      (607,584)      (39,746)     (428,329)
                                           -----------   -----------   -----------   -----------
   Total comprehensive income (loss)           465,778      (446,097)      284,226      (128,806)
                                           -----------   -----------   -----------   -----------
Balance at end of period                   $11,431,162   $10,655,344   $11,431,162   $10,655,344
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

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                          --------------------------
                                                              2005           2004
                                                          ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $    323,972   $   299,523
   Adjustments to reconcile net income to net cash from
      operating activities
      Net amortization of securities                            33,800        39,860
      Provision for loan losses                                168,000       198,100
      Depreciation and amortization                            169,469       119,339
      Net realized gains on sales of securities                 (1,169)      (13,134)
      Federal Home Loan Bank stock dividends                   (10,700)       (9,400)
      Increase in cash surrender value of bank owned
         life insurance                                        (21,546)      (26,618)
      Change in deferred loan costs                             32,288        72,972
      Change in accrued interest receivable                    (91,039)      (35,848)
      Change in accrued interest payable                        49,638        39,365
      Change in other assets and other liabilities            (193,971)      189,427
                                                          ------------   -----------
         Net cash from operating activities                    458,742       873,586

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available for sale:
      Purchases                                            (10,781,775)   (6,268,481)
      Maturities, prepayments and calls                      1,928,303     1,730,110
      Sales                                                    298,800     2,393,105
   Purchase of Federal Home Loan Bank stock                    (15,700)           --
   Loan originations and payments, net                      (2,142,624)   (4,565,744)
   Purchases of premises and equipment                        (323,050)     (668,847)
                                                          ------------   -----------
      Net cash from investing activities                   (11,036,046)   (7,379,857)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                   (3,427,408)    4,372,903
   Net cash received from branch acquisitions               11,745,892            --
   Proceeds from issuance of subordinated debentures                --     3,000,000
   Net change in federal funds purchased                       168,000    (1,248,000)
   Proceeds from advance of long-term borrowings             3,400,000       600,000
   Principal repayments of long-term borrowings             (2,430,784)     (242,929)
   Cash dividends paid                                         (76,000)      (76,000)
                                                          ------------   -----------
      Net cash from financing activities                     9,379,700     6,405,974
                                                          ------------   -----------
Net change in cash and cash equivalents                     (1,197,604)     (100,297)
Cash and cash equivalents at beginning of period             4,499,984     3,795,290
                                                          ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  3,302,380   $ 3,694,993
                                                          ============   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                          $  1,392,639   $ 1,021,349
   Income taxes paid                                           230,000       100,000

SUPPLEMENTAL NONCASH DISCLOSURES:
   Transfers from loans to other real estate owned and
      repossessions                                       $     46,300   $    91,759

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc., and its wholly-owned subsidiary The Ohio State Bank, at June 30, 2005, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2004, included in its 2004 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2004 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

NOTE 2 - SECURITIES

Securities at June 30, 2005 and December 31, 2004 were as follows:

                                                          JUNE 30, 2005
                                       ---------------------------------------------------
                                                        Gross        Gross
                                        Amortized    Unrealized   Unrealized       Fair
                                           Cost         Gains       Losses        Value
                                       -----------   ----------   ----------   -----------
U.S. Treasury                          $   100,623    $  5,971    $      --    $   106,594
U.S. government and federal agencies    16,327,106      29,253      (90,332)    16,266,027
Mortgage-backed                          9,433,767       5,250      (62,182)     9,376,835
State and municipal                      7,427,501     220,733      (19,039)     7,629,195
Corporate                                  536,372          --       (8,877)       527,495
                                       -----------    --------    ---------    -----------
   Total                               $33,825,369    $261,207    $(180,430)   $33,906,146
                                       ===========    ========    =========    ===========

                                                        DECEMBER 31, 2004
                                       ---------------------------------------------------
U.S. Treasury                          $   100,667    $  6,161    $      --    $   106,828
U.S. government and federal agencies    10,456,402      35,583      (72,983)    10,419,002
Mortgage-backed                          7,052,053      17,243      (23,960)     7,045,336
State and municipal                      7,150,743     201,886      (19,610)     7,333,019
Corporate                                  543,464          --       (3,323)       540,141
                                       -----------    --------    ---------    -----------
   Total                               $25,303,329    $260,873    $(119,876)   $25,444,326
                                       ===========    ========    =========    ===========

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES (Continued)

Sales of available for sale securities were as follows:

               Three Months Ended      Six Months Ended
                     June 30,              June 30,
               ------------------   ---------------------
                   2005     2004      2005        2004
                 --------   ----    --------   ----------
Proceeds         $298,800    $--    $298,800   $2,393,105
Gross gains         1,169     --       1,169       29,721
Gross losses           --     --          --      (16,587)

Securities with carrying values of $17,135,000 and $12,908,000 at June 30, 2005 and December 31, 2004 were pledged to secure public deposits and for other purposes.

NOTE 3 - LOANS

Loans at June 30, 2005 and December 31, 2004 were as follows:

                                               June 30,    December 31,
                                                 2005          2004
                                             -----------   ------------
Commercial                                   $10,682,557   $10,888,028
Installment                                   20,307,684    20,844,232
Residential and non-commercial real estate    42,832,297    38,797,724
Commercial real estate                        22,917,253    18,227,011
Credit card                                      762,970       738,878
Other                                             48,920        23,392
                                             -----------   -----------
                                              97,551,681    89,519,265
Net deferred loan costs                          325,169       357,457
Allowance for loan losses                       (967,724)     (961,404)
                                             -----------   -----------
                                             $96,909,126   $88,915,318
                                             ===========   ===========

Activity in the allowance for loan losses was as follows:

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                --------------------   ---------------------
                                   2005       2004        2005        2004
                                ---------   --------   ---------   ---------
Balance - beginning of period   $ 967,996   $863,895   $ 961,404   $ 844,174
Loans charged-off                (124,334)   (77,898)   (203,548)   (180,472)
Recoveries                         20,062     14,816      41,868      46,811
Provision for loan losses         104,000    107,800     168,000     198,100
                                ---------   --------   ---------   ---------
Balance - June 30               $ 967,724   $908,613   $ 967,724   $ 908,613
                                =========   ========   =========   =========

                                   (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS (CONTINUED)

Impaired loans were as follows.

                                                     June 30,   December 31,
                                                       2005         2004
                                                     --------   ------------
Balance of impaired loans with allocated allowance   $220,180        $--
Amount of allowance allocated                          34,180         --

The average balance of impaired loans for the six month period ending June 30, 2005 was $183,500 with no interest income recognized in that period. The average balance of impaired loans and interest income recognized for the six and three month periods ending June 30, 2004 was immaterial.

Nonperforming loans were as follows:

                                               June 30,   December 31,
                                                 2005         2004
                                               --------   ------------
Loans past due over 90 days still on accrual   $209,055     $344,874
Loans on nonaccrual                             835,184      340,045

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

On January 18, 2005, the Corporation completed its previously announced branch acquisitions from First Citizens Banc Corp. of Sandusky, Ohio. The results of the acquired branches are included in the results of the Corporation since January 18, 2005. The Corporation assumed two branch facilities and approximately $6.1 million and $18.9 million of loans and deposits. All assets and liabilities were recorded at their fair market value at the time of acquisition with the excess purchase costs allocated to the following intangible assets.

                                        As of June 30, 2005
                                        -------------------
Acquired non-amortizable goodwill            $270,500
                                             ========

Acquired core deposit intangible              533,000
Accumulated core deposit amortization         (33,312)
                                             --------
   Total intangible assets                   $499,688
                                             ========

Goodwill was the result of an excess purchase cost over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill will remain permanently capitalized on the Corporation's balance sheet except in the event of impairment. Goodwill will be assessed at least annually for impairment and any such impairment will be recognized in the period identified.

The core deposit intangible is an intangible asset related to the value of deposits acquired within a natural market area that are often considered an institution's most stable source of funds. This asset is being amortized over an estimated life of ten years using an accelerated method. The estimated annual amortization expense for the next five years, including all of 2005, is $73,288, $68,957, $58,613, $47,678, and $46,761.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at June 30, 2005, compared to December 31, 2004, and the consolidated results of operations for the three and six months ended June 30, 2005, compared to the same periods in 2004. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

DEFERRED COMPENSATION: The Corporation provides a supplemental defined benefit plan for the current CEO and two former officers. All three plans call for fixed payments but the timing and number of payments will depend on actual mortality. The Corporation carries the present value of these deferred payments as a liability. The balance of this was $796,000 at June 30, 2005 and is combined with other liabilities on the consolidated balance sheet. The amount of annual expense related to fund the deferred liability depends on management's estimates of appropriate discount rate and expected lives of individuals covered.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

The Corporation has experienced an increase of $16,674,000, or 13.34%, in total assets since December 31, 2004. Most of this change, approximately $18.9 million, is attributable to the acquisition of two branches completed on January 18, 2005. The Corporation assumed two branch facilities along with the majority of their loans and deposits in order to increase Marion County market share. The Corporation also retained the majority of the employees of both facilities. Further discussion of the major fluctuations in assets and liabilities can be found in the following paragraphs.

Securities Available For Sale

Securities available for sale have increased $8,462,000, or 33.26%, since December 31, 2004. This increase was due to the liquidity provided by the branch purchases and additional borrowings from the Federal Home Loan Bank. Management invested primarily in government agency bonds and mortgage-backed securities with expected lives shorter than 3.5 years and weighted average modified durations of less than 3.0 years. The shorter average life and modified duration constraints were used to lower risk to the Corporation in the event of a higher interest rate environment.

Loans

Net loans have increased by $7,994,000, or 8.99%, since December 31, 2004. Approximately $5,141,000 of this growth came from the branch purchases and $3,983,000 came from the continued strong demand in commercial real estate loans. Of the purchased loans, originally $6,098,000 and currently $5,141,000, approximately 73.0% were residential real estate, 12.8% were commercial real estate, 7.9% were installment loans, and 6.3% were commercial loans.

Intangible Assets

The Corporation recognized two intangible assets due to the branch purchases. Goodwill for $271,000 and a core deposit intangible for $533,000. Goodwill will not be amortized and will only be charged to earnings in the event of impairment. The core deposit intangible will be amortized over ten years using an accelerated method. For further information related to intangible assets see
Note 4 of the June 30, 2005 consolidated financial statements.

Deposits

Deposits have increased by $15,492,000, or 16.12%, since December 31, 2004. This was primarily due to the branch purchases. On January 18, 2005, the deposits purchased carried balances of approximately $18,920,000, and on June 30, 2005 these deposits remained at $17,809,000. Deposit balances at the two preexisting locations were down approximately 2% since December 31, 2004. This fluctuation is reflective of current market conditions and is the result of lower average balances and not a significant change in the number of customer accounts. Of the deposits purchased, approximately $6,979,000 were checking and savings accounts and $11,325,000 were time deposits. The time deposits purchased had a weighted average life of 1.07 years and a weighted average rate of 2.94%.

Borrowings

Borrowings, in the form of Federal Home Loan Bank advances, were up $970,000 since December 31, 2004. The weighted average interest rate of these borrowings at June 30, 2005 and December 31, 2004 were 3.65% and 3.31%. These fluctuations do not represent a material change to the Corporation's total source of funding.

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

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Net income for the six months ended June 30, 2005 was $24,000, or 8.0% more than the same period in 2004. The increase in earnings was primarily due to increased net interest income partially offset by increased noninterest expenses. The increase in noninterest expenses was primarily due to increased expenses related to the name change of the Bank, the branch purchases, and other one-time expenses. The next few paragraphs will discuss the major fluctuations in income.

Non-Reoccurring Expenses

For the six month period ending June 30, 2005, there were several identifiable expenses that are not expected by management to be ongoing. Most of these expenses were related to the name change of the Bank and the branch purchases. A summary of these expenses follow.

Customer and check cashing losses                  $28,193
State of Ohio sales/use tax audit                   13,595
Data conversion expenses                            19,537
Additional office supplies due to name change       16,546
Branch purchase consulting fees                      7,828
                                                   -------
   Before tax impact of non-reoccurring expenses   $85,699

The data conversion, office supplies, and consulting fees were all directly related to the name change of the Bank and the branch acquisitions. These costs were incurred during the first three months of 2005.

The customer and check cashing losses are for three unrelated incidents where consumers suffered losses from a third party. Due to federal regulations the Bank has the responsibility to reimburse these consumer losses and seek damages from the party responsible for the loss. As of June 30, 2005, management has estimated that a $23,500 loss to the Bank is probable for two of these incidents. Accordingly, management recognized these losses and recorded a contingent liability. If either injured party chooses not to seek recovery or decides to seek recovery directly from the responsible party, the Bank will reverse these costs and eliminate the liability. The third incident involved a customer loss of $4,693 and has been paid by the Bank in full.

The State of Ohio sales/use tax assessment was the result of a sales and use tax audit covering the periods from January of 2000 through June of 2003 and completed February 9, 2005.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Net Interest Income

Net interest income is the largest component of Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $297,000, or 13.73%, for the six months ended June 30, 2005 compared to the same period in 2004. The increase in net interest income is attributable to increased average earning asset balances, partially offset by a decrease in the net yield on interest-earning assets. The decrease in the net yield is a combination of rising short-term interest rates and a larger percentage of interest earning assets being cash and securities in 2005. The following table shows the average balances and net yields on interest-earning assets for the six months ended June 30, 2005 and 2004.

                                             Year-to-date   Year-to-date
                                                 2005           2004
                                             ------------   ------------
(A) Average interest-earning assets          $132,489,000   $109,811,000
(B) Annualized net interest income              4,913,000      4,320,000
Net Yield on interest-earning assets (B/A)           3.71%          3.93%

Provision For Loan Losses

Provision for loan losses is down $30,000 for the six months ended June 30, 2005 versus the same period in 2004. This is due to a continued reduction of indirect auto loans and subprime loans as a percentage of the loan portfolio. The allowance for loan loss was at $909,000, $961,000, and $968,000 at June 30, 2004, December 31, 2004, and June 30, 2005.

Noninterest Expense

Noninterest expense was up $318,000, or 16.25%, for the six months ended June 30, 2005 versus the same period in 2004. The difference was mainly due to the previously discussed non-reoccurring expenses of $86,000, increased occupancy and equipment expenses of $84,000, increased salaries and benefits of $47,000, and increased ATM and debit card processing of $39,000.

The increased occupancy and equipment expenses is due to main office renovations, which were not completed until the second quarter of 2004, the addition of two branches acquired in January of 2005, and equipment to enhance security and to allow for the capture of electronic images. The Bank will be offering electronic check imaging online and as part of account statements by the third quarter of 2005.

The increase in salaries and employee benefits was the result of additional employees, through acquisition and growth, and normal pay raises, partially offset by a decrease in expenses related to the Corporation's supplemental defined benefit plan. The Corporation provides a supplemental defined benefit plan for the current CEO and two former officers. Expenses related to this plan were $238,000 and $27,000 for the six months ending June 30, 2004 and 2005.

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

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Net income for the three months ended June 30, 2005 was $205,000, or $44,000 more than the same period in 2004. All major fluctuations in income between the three months ended and six months ended June 30, 2004 and 2005 are similar in nature, and discussed in the previous section, except for expenses related to loan collection and repossessions.

Loan collection and repossession expenses decreased $11,000, or 54.98%, for the three month period ending June 30, 2005 as compared to the same period in the previous year. This was primarily the result of two settlements of previously expensed collection expenses that were reimbursed to the Bank by former customers.

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

                         Capital to risk-
                          weighted assets
                         ----------------     Tier 1 capital
                          Total   Tier 1    to average assets
                          -----   ------    -----------------
Well capitalized           10%      6%              5%
Adequately capitalized      8%      4%              4%
Undercapitalized            6%      3%              3%

At June 30, 2005 and December 31, 2004, the actual capital ratios for the Bank were:

                                         June 30,   December 31,
                                           2005         2004
                                         --------   ------------
Total capital to risk-weighted assets      12.5%        13.1%
Tier 1 capital to risk-weighted assets     11.6         12.0
Tier 1 capital to average assets            8.0          8.8

At June 30, 2005 and December 31, 2004, the Bank was categorized as well capitalized. On January 10, 2005, the Corporation added $1,000,000 in capital to the Bank as additional paid-in capital to support growth provided from branch acquisitions.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) and cash flows expected from the securities portfolio within 90 days at June 30, 2005 and December 31, 2004 are listed below. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

                                         June 30,    December 31,
                                           2005          2004
                                        ----------   ------------
Cash and cash equivalent assets         $3,302,000    $4,500,000
Security portfolio cashflows expected
   to be received within 90 days           596,000       582,000
                                        ----------    ----------
                                        $3,898,000    $5,082,000
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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                          OHIO STATE BANCSHARES, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 2005
                          PART II - OTHER INFORMATION

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

Item 4 - Submission of Matters to a Vote of Security Holders:

     On April 21, 2005, Ohio State Bancshares, Inc. held the Annual Meeting of Shareholders at which shareholders voted upon the election of three directors for terms expiring in 2007. The results of the voting on these matters were as follows:

     Nominee             Votes for   Withheld
     -------             ---------   --------
     Peter B. Miller      126,604      1,777
     Gary E. Pendleton
     Lloyd L. Johnston

     The following are directors who were not up for election at the meeting and whose terms of office as directors continued after the meeting:

     Fred K. White (Chairman)
     Lois J. Fisher
     Theodore L. Graham
     Thurman R. Mathews

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

                                        OHIO STATE BANCSHARES, INC.
                                        (Registrant)


Date: August 11, 2005                   /s/ Gary E. Pendleton
                                        ----------------------------------------
                                        (Signature)
                                        Gary E. Pendleton
                                        President and Chief Executive Officer


Date: August 11, 2005                   /s/ Todd M. Wanner
                                        ----------------------------------------
                                        (Signature)
                                        Todd M. Wanner
                                        Senior Vice President and
                                        Chief Financial Officer

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