Form 10QSB
period 2005-09-30
OHIO STATE BANCSHARES INC
filed 2005-11-15
CIK 919644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005


[X]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]             No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $10.00 par value                   190,000 common shares
                                                 outstanding at November 7, 2005

Transitional Small Business Disclosure Format (check one):
Yes [ ]             No [X]

                           OHIO STATE BANCSHARES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2005



                                                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets .............................................................    3

         Condensed Consolidated Statements of Income........................................................    4

         Condensed Consolidated Statements of Changes in
           Shareholders' Equity ............................................................................    5

         Condensed Consolidated Statements of Cash Flows ...................................................    6

         Notes to the Condensed Consolidated Financial Statements ..........................................    7


Item 2. Management's Discussion and Analysis................................................................   10

Item 3. Controls and Procedures.............................................................................   16


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........................................   17

Item 3.  Defaults Upon Senior Securities....................................................................   17

Item 4.  Submission of Matters to a Vote of Security Holders................................................   17

Item 5.  Other Information..................................................................................   17

Item 6.  Exhibits...........................................................................................   17

SIGNATURES   ...............................................................................................   18

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                 September 30,        December 31,
                                                                                     2005                2004
                                                                                ---------------    ----------------
ASSETS
Cash and due from financial institutions                                        $     3,682,156    $      2,872,837
Interest-earning demand deposits                                                      2,263,716           1,192,147
Federal funds sold                                                                    1,780,000             435,000
                                                                                ---------------    ----------------
     Cash and cash equivalents                                                        7,725,872           4,499,984
Securities available for sale                                                        33,896,777          25,444,326
Loans, net of allowance of $987,100 and $961,404                                     96,175,051          88,915,318
Premises and equipment, net                                                           3,133,609           2,576,597
Cash surrender value of life insurance policies                                       1,607,627           1,545,308
Goodwill                                                                                270,500                  --
Intangible assets                                                                       479,700                  --
Accrued interest receivable                                                             725,315             565,921
Federal Home Loan Bank and other bank stock                                             570,440             537,740
Other real estate owned                                                                 493,858             486,165
Other assets                                                                            602,868             441,052
                                                                                ---------------    ----------------

                                                                                $   145,681,617    $    125,012,411
                                                                                ===============    ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                                        $    11,812,300    $      9,260,575
     Interest-bearing                                                               101,844,491          86,863,208
                                                                                ---------------    ----------------
         Total                                                                      113,656,791          96,123,783
Borrowings                                                                           16,577,631          13,487,320
Subordinated debentures                                                               3,000,000           3,000,000
Accrued interest payable                                                                217,501             168,029
Other liabilities                                                                       833,279           1,010,343
                                                                                ---------------    ----------------
     Total liabilities                                                              134,285,202         113,789,475

Shareholders' equity
Common stock, $10.00 par value; 500,000 shares authorized;
  190,000 shares issued and outstanding                                               1,900,000           1,900,000
Additional paid-in capital                                                            5,045,227           5,045,227
Retained earnings                                                                     4,519,306           4,184,651
Accumulated other comprehensive income                                                  (68,118)             93,058
                                                                                ---------------    ----------------
     Total shareholders' equity                                                      11,396,415          11,222,936
                                                                                ---------------    ----------------

                                                                                $   145,681,617    $    125,012,411
                                                                                ===============    ================


   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                            2005           2004            2005            2004
                                                       -----------     -----------    ------------     ------------
Interest and dividend income
     Loans, including fees                            $  1,677,871    $  1,419,866    $  4,923,510     $  4,111,676
     Taxable securities                                    260,332         178,537         732,599          517,282
     Nontaxable securities                                  71,929          68,163         212,663          222,756
     Federal funds sold and other                           25,939           9,150          90,430           44,803
                                                       -----------     -----------    ------------     ------------
         Total interest and dividend income              2,036,071       1,675,716       5,959,202        4,896,517

Interest expense
     Deposits                                              651,022         419,117       1,773,085        1,239,139
     Subordinated debentures                                48,563          33,755         133,353           80,215
     Federal Home Loan Bank and other borrowings           143,941          94,314         403,587          288,546
                                                       -----------     -----------    ------------     ------------
         Total interest expense                            843,526         547,186       2,310,025        1,607,900
                                                       -----------     -----------    ------------     ------------

Net interest income                                      1,192,545       1,128,530       3,649,177        3,288,617

Provision for loan losses                                  127,000         117,500         295,000          315,600
                                                       -----------     -----------    ------------     ------------

Net interest income after provision for
  loan losses                                            1,065,545       1,011,030       3,354,177        2,973,017

Noninterest income
     Fees for customer services                            206,520         172,838         561,617          487,681
     Net gains on sales of securities                           --          18,983           1,169           32,117
     Other                                                  25,941          15,194          59,702           51,824
                                                       -----------     -----------    ------------     ------------
         Total noninterest income                          232,461         207,015         622,488          571,622

Noninterest expense
     Salaries and employee benefits                        582,197         555,254       1,714,006        1,640,240
     Occupancy and equipment                               224,350         159,027         633,263          483,595
     Office supplies                                        45,058          36,185         144,204          105,063
     Professional fees                                      90,837          61,831         192,917          173,031
     Advertising and public relations                       34,771          17,836          93,900           72,763
     Taxes, other than income                               35,552          27,087         117,137           82,121
     ATM and debit card processing                          13,543           8,601          70,489           26,974
     Loan collection and repossessions                      22,530           9,675          46,589           50,884
     Intangible asset amortization                          19,987              --          53,300               --
     Other                                                 125,681          95,807         399,277          289,806
                                                       -----------     -----------    ------------     ------------
         Total noninterest expense                       1,194,506         971,303       3,465,082        2,924,477
                                                       -----------     -----------    ------------     ------------

Income before income taxes                                 103,500         246,742         511,583          620,162
Income tax expense                                          16,817          40,779         100,928          114,676
                                                       -----------     -----------    ------------     ------------


Net income                                             $    86,683     $   205,963    $    410,655     $    505,486
                                                       ===========     ===========    ============     ============

Basic and diluted earnings per share                   $      0.46     $     1.08     $       2.16     $       2.66
                                                       ===========     ==========     ============     ============

Weighted average shares outstanding                        190,000         190,000         190,000          190,000
                                                       ===========     ===========    ============     ============


   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                            2005           2004            2005            2004
                                                     -------------   -------------  -------------  -------------

Balance at beginning of period                       $  11,431,162   $  10,655,344  $  11,222,936  $  10,860,150

Cash dividends ($.40 per share)                                 --              --        (76,000)       (76,000)

Comprehensive income:
Net income                                                  86,683         205,963        410,655        505,486
Change in net unrealized gain (loss) on
     securities available for sale, net of
     tax effects and reclassifications on
     realized gains                                       (121,430)        394,267       (161,176)       (34,062)
                                                     -------------   -------------  -------------  -------------

         Total comprehensive income (loss)                 (34,747)        600,230        249,479        471,424
                                                     -------------   -------------  -------------  -------------


Balance at end of period                             $  11,396,415   $  11,255,574  $  11,396,415  $  11,255,574
                                                     =============   =============  =============  =============

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                            September 30,
                                                                                        2005               2004
                                                                                  --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $      410,655    $       505,486
     Adjustments to reconcile net income to net cash from
       operating activities
         Net amortization of securities                                                   50,128             51,897
         Provision for loan losses                                                       295,000            315,600
         Depreciation and amortization                                                   267,268            175,061
         Net realized gains on sales of securities                                        (1,169)           (32,117)
         Federal Home Loan Bank stock dividends                                          (17,000)           (14,200)
         Increase in cash surrender value of bank owned life insurance                   (32,319)           (40,466)
         Gain on sale of other real estate owned                                         (13,095)                --
         Change in deferred loan costs                                                    46,004            115,874
         Change in accrued interest receivable                                          (133,185)           (38,920)
         Change in accrued interest payable                                               25,250             43,576
         Change in other assets and other liabilities                                   (196,660)           250,805
                                                                                  --------------    ---------------
              Net cash from operating activities                                         700,877          1,332,596

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                                   (11,416,832)        (7,043,829)
         Maturities, prepayments and calls                                             2,372,415          3,954,966
         Sales                                                                           298,800          6,063,134
     Purchases of Federal Home Loan Bank stock                                           (15,700)                --
     Loan originations and payments, net                                              (1,647,840)       (11,278,866)
     Maturities of certificates of deposit                                                    --            500,000
     Proceeds from sale of other real estate owned                                        93,095                 --
     Improvements to other real estate owned                                                  --           (154,435)
     Purchase of bank owned life insurance                                               (30,000)           (30,000)
     Purchases of premises and equipment                                                (502,480)          (898,519)
                                                                                  --------------    ---------------
         Net cash from investing activities                                          (10,848,542)        (8,887,549)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                           (1,386,650)         5,717,478
     Net cash received from branch acquisition                                        11,745,892                 --
     Proceeds from issuance of subordinated debentures                                        --          3,000,000
     Net change in federal funds purchased                                                    --         (1,188,000)
     Proceeds from advance of long-term borrowings                                     7,200,000          2,200,000
     Principal repayments of long-term borrowings                                     (4,109,689)        (1,355,840)
     Cash dividends paid                                                                 (76,000)           (76,000)
                                                                                  --------------    ---------------
         Net cash from financing activities                                           13,373,553          8,297,638
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                                3,225,888            742,685

Cash and cash equivalents at beginning of period                                       4,499,984          3,795,290
                                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    7,725,872    $     4,537,975
                                                                                  ==============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                $    2,260,553    $     1,564,324
     Income taxes paid                                                                   230,000            180,000

SUPPLEMENTAL NONCASH DISCLOSURES:
     Transfers from loans to other real estate owned and repossessions            $      144,875    $       139,109

   See accompanying notes to the condensed consolidated financial statements.

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc., and its wholly-owned subsidiary The Ohio State Bank, at September 30, 2005, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2004, included in its 2004 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2004 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.


NOTE 2 - SECURITIES

Securities at September 30, 2005 and December 31, 2004 were as follows:

                                                                           SEPTEMBER 30, 2005
                                                   ----------------------------------------------------------------
                                                                         Gross            Gross
                                                       Amortized      Unrealized       Unrealized         Fair
                                                         Cost            Gains           Losses           Value
U.S. Treasury                                      $      100,601     $     4,399    $        --    $       105,000
U.S. government and federal agencies                   16,828,069          17,631       (169,436)        16,676,264
Mortgage-backed                                         8,983,819             461        (97,947)         8,886,333
State and municipal                                     7,554,734         178,998        (27,506)         7,706,226
Corporate                                                 532,764              --         (9,810)           522,954
                                                   --------------     -----------    -----------    ---------------

      Total                                        $   33,999,987     $   201,489    $  (304,699)   $    33,896,777
                                                   ==============     ===========    ===========    ===============



                                                                            DECEMBER 31, 2004
                                                   ----------------------------------------------------------------
U.S. Treasury                                      $      100,667     $     6,161    $        --    $       106,828
U.S. government and federal agencies                   10,456,402          35,583        (72,983)        10,419,002
Mortgage-backed                                         7,052,053          17,243        (23,960)         7,045,336
State and municipal                                     7,150,743         201,886        (19,610)         7,333,019
Corporate                                                 543,464              --         (3,323)           540,141
                                                   --------------     -----------    -----------    ---------------

      Total                                        $   25,303,329     $   260,873    $  (119,876)   $    25,444,326
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

NOTE 2 -- SECURITIES (Continued)


Sales of available for sale securities were as follows:

                                               Three Months Ended                       Nine Months Ended
                                                 September 30,                            September 30,
                                                 -------------                            -------------
                                              2005              2004                 2005               2004
                                        ------------       ------------         ------------      ------------
   Proceeds                             $         --       $  3,670,029         $    298,800      $  6,063,134
   Gross gains                                    --             36,156                1,169            65,877
   Gross losses                                   --            (17,173)                  --           (33,760)

Securities with carrying values of $17,819,000 and $12,908,000 at September 30, 2005 and December 31, 2004 were pledged to secure public deposits and for other purposes.


NOTE 3 - LOANS

Loans at September 30, 2005 and December 31, 2004 were as follows:

                                                                    September 30,            December 31,
                                                                         2005                    2004
                                                                  ----------------        ----------------

         Commercial                                               $     10,354,146        $     10,888,028
         Installment                                                    19,596,188              20,844,232
         Residential and non-commercial real estate                     41,659,250              38,797,724
         Commercial real estate                                         24,407,936              18,227,011
         Credit card                                                       789,123                 738,878
         Other                                                              44,055                  23,392
                                                                  ----------------        ----------------
                                                                        96,850,698              89,519,265
         Net deferred loan costs                                           311,453                 357,457
         Allowance for loan losses                                        (987,100)               (961,404)
                                                                  ----------------        ----------------

                                                                  $     96,175,051        $     88,915,318
                                                                  ================        ================

Activity in the allowance for loan losses was as follows:

                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                         September 30,
                                                  -------------                         -------------
                                               2005            2004                2005            2004
                                         ------------     ------------       ------------     ------------

         Balance -- beginning of period  $    967,724     $    908,613       $    961,404     $    844,174
         Loans charged-off                   (121,230)         (89,869)          (324,778)        (270,341)
         Recoveries                            13,606           15,799             55,474           62,610
         Provision for loan losses            127,000          117,500            295,000          315,600
                                         ------------     ------------       ------------     ------------

         Balance -- September 30         $    987,100     $    952,043       $    987,100     $    952,043
                                         ============     ============       ============     ============

                                  (Continued)

                           OHIO STATE BANCSHARES, INC.
          PART I - FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 -- LOANS (Continued)

Impaired loans were as follows.

                                                                        September 30,         December 31,
                                                                             2005                 2004
                                                                       ---------------        ------------

Balance of impaired loans with allocated allowance                     $       384,562        $         --
Amount of allowance allocated                                                   93,562                  --

The average balance of impaired loans for the nine month period ending September 30, 2005 was $213,981 with no interest income recognized in that period. The average balance of impaired loans and interest income recognized for the nine and three month periods ending September 30, 2004 was immaterial.

Nonperforming loans were as follows:

                                                                             September 30,    December 31,
                                                                                  2005            2004
                                                                             ------------     ------------

         Loans past due over 90 days still on accrual                        $    133,623     $    344,874
         Loans on nonaccrual                                                    1,118,376          340,045

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.


NOTE 4 -- GOODWILL AND INTANGIBLE ASSETS

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

                                                 As of September 30, 2005
                                                 ------------------------
         Acquired non-amortizable goodwill           $     270,500
                                                     =============

         Acquired core deposit intangible                  533,000
         Accumulated core deposit amortization             (53,300)
                                                     -------------
            Total intangible assets                  $     479,700
                                                     =============

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

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


INTRODUCTION

The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at September 30, 2005, compared to December 31, 2004, and the consolidated results of operations for the three and nine months ended September 30, 2005, compared to the same periods in 2004. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

DEFERRED COMPENSATION: The Corporation provides a supplemental defined benefit plan for the current CEO and two former officers. All three plans call for fixed payments but the timing and number of payments will depend on actual mortality. The Corporation carries the present value of these deferred payments as a liability. The balance of this was $811,000 at September 30, 2005 and is combined with other liabilities on the consolidated balance sheet. The amount of annual expense related to fund the deferred liability depends on management's estimates of appropriate discount rate and expected lives of individuals covered.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

The Corporation has experienced an increase of $20,670,000, or 16.53%, in total assets since December 31, 2004. Most of this change, approximately $18.9 million, is attributable to the acquisition of two branches completed on January 18, 2005. The Corporation assumed two branch facilities along with the majority of their loans and deposits in order to increase Marion County market share. The Corporation also retained the majority of the employees of both facilities. Further discussion of the major fluctuations in assets and liabilities can be found in the following paragraphs.

Securities Available For Sale

Securities available for sale have increased $8,453,000, or 33.22%, since December 31, 2004. This increase was due to the liquidity provided by the branch purchases and additional borrowings from the Federal Home Loan Bank. Management invested primarily in government agency bonds and mortgage-backed securities with expected lives shorter than 3.5 years and weighted average modified durations of less than 3.0 years. The shorter average life and modified duration constraints were used to lower risk to the Corporation in the event of a higher interest rate environment.

Loans

Net loans have increased by $7,260,000, or 8.16%, since December 31, 2004. Approximately $4,572,000 of this growth came from the branch purchases and $5,696,000 came from the continued strong demand in commercial real estate loans; partially offset by decreases in the residential real estate and installment portfolios. Of the purchased loans, originally $6,098,000 and currently $4,572,000, approximately 73.0% were residential real estate, 12.8% were commercial real estate, 7.9% were installment loans, and 6.3% were commercial loans.

Intangible Assets

The Corporation recognized two intangible assets due to the branch purchases. Goodwill for $271,000 and a core deposit intangible for $533,000. Goodwill will not be amortized and will only be charged to earnings in the event of impairment. The core deposit intangible will be amortized over ten years using an accelerated method. For further information related to intangible assets see
Note 4 of the September 30, 2005 consolidated financial statements.

Deposits

Deposits have increased by $17,533,000, or 18.24%, since December 31, 2004. This was primarily due to the branch purchases. On January 18, 2005, the deposits purchased carried balances of approximately $18,920,000, and on September 30, 2005 these deposits remained at $17,323,000. Of the deposits purchased, approximately $6,979,000 were checking and savings accounts and $11,325,000 were time deposits. The time deposits purchased had a weighted average life of 1.07 years and a weighted average rate of 2.94%.

Borrowings

Borrowings, in the form of Federal Home Loan Bank advances, were up $3,091,000 since December 31, 2004. Maturities of $2,000,000 are expected in October of 2005 that will not be replaced. In September of 2005, shortly after the two gulf hurricanes, management believed interest rates were temporarily low and borrowed $2,000,000 ahead of these maturities. The new borrowings had maturities of approximately three years with an average interest rate of 4.34%. The three year rate at maturity in October was approximately 4.84%, a 50 basis point increase.

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

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Net income for the nine months ended September 30, 2005 was $94,000, or 18.8% less than the same period in 2004. The decrease in earnings was primarily due to increased noninterest expenses partially offset by an increase in net interest income. The increase in noninterest expenses was primarily due to increased expenses related to the name change of the Bank, the branch purchases, and other one-time expenses. The next few paragraphs will discuss the major fluctuations in income.

Non-Recurring Expenses

For the nine month period ending September 30, 2005, there were several identifiable expenses that are not expected by management to be ongoing. Most of these expenses were related to the name change of the Bank, the branch purchases and a concern involving a former executive officer of the Corporation. A summary of these expenses follow.

      Executive officer matter                            $     95,108
      Customer and check cashing losses                         28,193
      State of Ohio sales/use tax audit                         13,595
      Data conversion expenses                                  19,537
      Additional office supplies due to name change             16,546
      Branch purchase consulting fees                            7,828
                                                          ------------

         Before tax impact of non-recurring expenses      $    180,807

The data conversion, office supplies, and consulting fees were all directly related to the name change of the Bank and the branch acquisitions. These costs were incurred during the first three months of 2005.

The customer and check cashing losses are for three unrelated incidents where consumers suffered losses from a third party. Due to federal regulations the Bank has the responsibility to reimburse these consumer losses and seek damages from the party responsible for the loss. As of September 30, 2005, management has estimated that a $23,500 loss to the Bank is probable for two of these incidents. Accordingly, management recognized these losses and recorded a contingent liability. If either injured party chooses not to seek recovery or decides to seek recovery directly from the responsible party, the Bank will reverse these costs and eliminate the liability. The third incident involved a customer loss of $4,693 and has been paid by the Bank in full.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


The State of Ohio sales/use tax assessment was the result of a sales and use tax audit covering the periods from January of 2000 through June of 2003 and completed February 9, 2005.

The expenses related to the executive officer, who resigned July 27, 2005, were the result of outside research, legal consultation, and compensation paid to the executive involving a sensitive matter. All of these expenses occurred and were recognized in the third quarter of 2005. The Board of Directors and Management do not believe that the Corporation is exposed to any current or future contingent liabilities and does not expect any material expenses related to this matter in the future.

Net Interest Income

Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $360,000, or 10.96%, for the nine months ended September 30, 2005 compared to the same period in 2004. The increase in net interest income is attributable to increased average earning asset balances, partially offset by a decrease in the net yield on interest-earning assets. The decrease in the net yield is a combination of rising short-term interest rates and a larger percentage of interest earning assets being cash and securities in 2005. The following table shows the average balances and net yields on interest-earning assets for the nine months ended September 30, 2005 and 2004.

                                                        Year-to-date          Year-to-date
                                                             2005                 2004
                                                       ---------------      ---------------
(A) Average interest-earning assets                    $   133,094,000      $   110,090,000
(B) Annualized net interest income                           4,866,000            4,385,000
Net Yield on interest-earning assets (B/A)                        3.66%                3.98%


Provision for Loan Losses

Provision for loan losses was down $21,000 for the nine months ended September 30, 2005 versus the same period in 2004, even though nonperforming loans increased during this period. This is due to a small number of real estate loans, with larger balances, that have become nonperforming. Because of the collateral of these real estate loans, management believes that a large increase to the overall reserve for loan losses was not needed to cover the probable incurred credit losses on these large dollar loans.

Noninterest Expense

Noninterest expense was up $541,000, or 18.49%, for the nine months ended September 30, 2005 versus the same period in 2004. The difference was mainly due to the previously discussed non-recurring expenses of $181,000, increased occupancy and equipment expenses of $149,000, the addition of intangible asset amortization of $53,000, increased advertising expenses of $21,000, and increased ATM and debit card processing of $43,000.

The increased occupancy and equipment expenses is due to main office renovations, which were not completed until the second quarter of 2004, the addition of two branches acquired in January of 2005, and equipment to enhance security and to allow for the capture of electronic images. The Bank began offering electronic check imaging online and as part of account statements in the third quarter of 2005.

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The increased advertising expenses were mainly due to the acquired Richwood branch. This branch resides in a community with a different cable television provider and local newspaper which causes all media advertisements to be placed more than once.

ATM and debit card processing expenses have went up due to a conversion to a new third-party processor, the addition of ATM locations and higher card volume. Management expects these expenses to decrease slightly in the future.


THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Net income for the three months ended September 30, 2005 was $119,000 less than the same period in 2004. $95,000 was related to the Executive Officer matter and was discussed in the previous section. All other fluctuations in income between the three months ended and nine months ended September 30, 2004 and 2005 are similar in nature, and also discussed in the previous section, except loan collection and repossessions.

Loan collection and repossession costs were up $13,000, or 132.86%, over the three month period ending September 30, 2005 as compared with the same period in 2004. Loan collection costs can vary dramatically from month to month based on the timing of legal bills received on open collection cases. Management does not feel that the third quarter of 2005 is a good measurement of the current level of loan collection costs. In fact, year-to-date loan collection costs are down 8.44%.


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

                           OHIO STATE BANCSHARES, INC.
                         PART I - FINANCIAL INFORMATION;
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

At September 30, 2005 and December 31, 2004, the actual capital ratios for the Bank were:

                                                                    September 30,          December 31,
                                                                         2005                  2004
                                                                    -------------          ------------
         Total capital to risk-weighted assets                          12.6%                  13.1%
         Tier 1 capital to risk-weighted assets                         11.6                   12.0
         Tier 1 capital to average assets                                8.1                    8.8

At September 30, 2005 and December 31, 2004, the Bank was categorized as well capitalized. On January 10, 2005, the Corporation added $1,000,000 in capital to the Bank as additional paid-in capital to support growth provided from branch acquisitions.


LIQUIDITY

Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank's customers and the Corporation's other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) and cash flows expected from the securities portfolio within 90 days at September 30, 2005 and December 31, 2004 are listed below. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

                                             September 30,      December 31,
                                                 2005               2004
                                             -------------     -------------
Cash and cash equivalent assets              $   7,726,000     $   4,500,000
Security portfolio cashflows expected
   to be received within 90 days                 1,491,000           582,000
                                             -------------     -------------

                                             $   9,217,000     $   5,082,000
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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           OHIO STATE BANCSHARES, INC.

                                   FORM 10-QSB
                        Quarter ended September 30, 2005
                           PART II - OTHER INFORMATION


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

Item 6 -       Exhibits:


               (a) Exhibit 31.1 -- Section 302 Certification of the Chief Executive Officer

               (b) Exhibit 31.2 -- Section 302 Certification of the Chief Financial Officer

               (c) Exhibit 32.1 -- Section 906 Certification of the Chief Executive Officer

               (d) Exhibit 32.2 -- Section 906 Certification of the Chief Financial Officer

                           OHIO STATE BANCSHARES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OHIO STATE BANCSHARES, INC.
                                           -------------------------------------
                                           (Registrant)


Date: November 7, 2005                     /s/ GARY E. PENDLETON
      ----------------------               -------------------------------------
                                           (Signature)
                                           Gary E. Pendleton
                                           President and Chief Executive Officer




Date: November 7, 2005                     /s/ TODD M. WANNER
      ----------------------               -------------------------------------
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