Form 10KSB
period 2005-12-31
OHIO STATE BANCSHARES INC
filed 2006-03-30
CIK 919644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-28648
OHIO STATE BANCSHARES, INC.
(Name of small business issuer in its charter)

OHIO	34-1816546

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 South Main Street, Marion, Ohio	43302

(Address of principal executive offices)	(Zip code)
(740) 387-2265
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered under Section 12(g) of the Exchange Act:
Common Shares, $10.00 par value
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐ No ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer’s revenue for the year ended December 31, 2005 was: $8,904,242.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
The aggregate market value of the Issuer’s voting stock held by nonaffiliates of the Issuer as of March 20, 2006 based on the trade price of $90.00 was $14,014,530.
At March 20, 2006, there were issued and outstanding 190,000 of the Issuer’s Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Issuer’s 2005 Annual Report to security holders are incorporated by reference into Item 1, Item 6 and Item 7 and are attached as exhibit 13. Portions of the Issuer’s Proxy Statement to be separately filed and dated approximately March 24, 2006, are incorporated by reference into Item 9, Item 10, Item 11, Item 12 and Item 14.
Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

INDEX
FORM 10-KSB

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
Business
At the annual shareholders’ meeting held on April 13, 1995, The Marion Bank’s (“Bank”) shareholders approved a plan of reorganization whereby they would exchange their shares of Bank stock for the common stock of Ohio State Bancshares, Inc. (“OSB”), together referred to as the Corporation. OSB received approval from the Board of Governors of the Federal Reserve System during early 1996 and the reorganization was consummated on May 16, 1996. The principal business of OSB is presently to operate the Bank, which is a wholly-owned subsidiary and its principal asset. OSB and the main office of the Bank are located at 111 South Main Street, Marion, Ohio 43302. The Corporation’s telephone number is (740) 387-2265.
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
The nature of the Bank allows for full diversification of depositors and borrowers so it is not dependent upon a single or a few customers. Most of the Bank’s deposits are attracted from individuals and business related sources. No material portion of the Bank’s loans are concentrated within a single industry or group of related industries. The Corporation is not aware of any exposure to material costs associated with environmental hazardous waste cleanup. Bank loan procedures require EPA studies be obtained by Bank management prior to approving any commercial real estate loan with such potential risk.
Supervision and Regulation
General
Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Corporation can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the “FRB”), the Federal Deposit Insurance Corporation (the “FDIC”), the Ohio Division of Financial Institutions (the “Division”), the Internal Revenue Service (the “IRS”), the state taxing authorities and the Securities and Exchange Commission (the “SEC”). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.
Federal and state laws and regulations generally applicable to financial institutions such as the Corporation and the Bank regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.
The following references to material statutes and regulations affecting the Corporation and the Bank are brief summaries thereof and do not purport to be complete. As such, they are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Corporation and the Bank.

OSB
General. OSB, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, OSB is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act of 1956 (the “BHCA”) as amended. In accordance with FRB policy, OSB is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. Under the BHCA, OSB is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require.
Investments and Activities. Under the BHCA, a bank holding company must obtain FRB approval before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than five percent (5%) of the voting shares of such bank or bank holding company. The BHCA also prohibits the Company, with certain limited exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking as to be a proper incident thereto.
Affiliate Transactions. Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by holding companies and other non-bank subsidiaries from affiliated insured depository institutions, and also limit other transactions between holding companies and their non-bank subsidiaries and their affiliated insured depository institutions. Section 23A of the Federal Reserve Act generally requires that an insured depository institution’s loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its non-bank affiliates be on arms-length terms.
Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under the rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as OSB, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.
Gramm-Leach-Bliley Act . The Financial Services Modernization Act of 1999, better known as the Gramm-Leach-Bliley Act (the “GLB”), permits bank holding companies to become “financial holding companies” and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a satisfactory rating under the Community Reinvestment Act. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. The GLB defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the FRB has determined to be closely related to banking. OSB has not elected to become a financial holding company under this new regulatory framework.

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by OSB’s chief executive officer and chief financial officer are now required which attest that OSB’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Additionally, the Chief Executive Officer and Chief Financial Officer are now required to certify that OSB has effective disclosure controls and procedures, and, in accordance with Section 404 of the Sarbanes-Oxley Act, OSB is also in the process of implementing a new program designed to monitor t OSB’s internal control over financial reporting. This new program will include the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls over financial reporting. This program must be fully implemented for the preparation of t OSB’s annual report for its fiscal year ended December 31, 2007. See Item 8A of OSB’s annual report on Form 10-KSB for more information regarding management’s evaluation of OSB’s disclosure controls and procedures, and OSB’s internal control over financial reporting.
The Bank
General. The Bank is an Ohio-chartered bank that is not a member of the Federal Reserve System. The Bank is therefore regulated by the Division as well as the FDIC. The regulatory agencies have the authority to regularly examine the Bank, which is subject to all applicable rules and regulations promulgated by its supervisory agencies. In addition, the deposits of the Bank are insured by the FDIC to the fullest extent permitted by law.
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. For the year ended December 31, 2005, Bank Insurance Fund (“BIF”) assessments ranged from 0.00% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, BIF assessment rates will continue to range from 0.00% of deposits to 0.27% of deposits. Because the Bank is “well capitalized” for purposes of its deposit insurance premiums, it expects its FDIC BIF premium to continue to be the statutory minimum.
The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Corporation is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.
Since 1987, a portion of the deposit insurance assessments paid by Savings Association Insurance Fund (“SAIF”) members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”), the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005 the FICO assessment rate for both BIF and SAIF members was approximately 0.0134% of deposits. For the first quarter of 2006, the annualized FICO assessment rate will be 0.0132%.

Capital Requirements. The FRB, Division and FDIC require banks and holding companies to maintain minimum capital ratios. The “risk-adjusted” capital guidelines for the Bank and the Corporation involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Bank’s and Corporation’s capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. Tier 1 Capital is comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain intangible items. At least half of the total capital is to be Tier 1 Capital. The remainder may consist of a limited amount of subordinated debt, other preferred stock, and a portion of the loan loss reserves (not to exceed 1.25% of risk-weighted assets). The Bank anticipates maintaining capital at a level sufficient to be classified as “well capitalized” pursuant to the Federal Reserve guidelines.
In addition, the federal banking regulatory agencies have adopted leverage capital guidelines for banks and bank holding companies. Under these guidelines, banks and bank holding companies must maintain a minimum ratio of three percent (3%) Tier 1 Capital to total assets. However, most banking organizations are expected to maintain capital ratios well in excess of the minimum level and generally must keep their Tier 1 ratio at or above 5%. The Bank intends to maintain capital well above the regulatory minimum.
The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2005, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 13.1%, a Tier 1 risk-based capital ratio of 12.1% and a leverage ratio of 8.3%.
In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2005, the Bank satisfied all requirements for inclusion in the “well capitalized” category.
Dividends. Ohio law prohibits the Bank, without the prior approval of the Division, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005.
Branching Authority. Ohio chartered banks have the authority under Ohio law to establish branches anywhere in the State of Ohio, subject to receipt of all required regulatory approvals. Additionally, in May 1997 Ohio adopted legislation “opting in” to the provisions of Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) which allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is also allowed by the Riegle-Neal Act and authorized by Ohio law.

Management and the Board have, on an ongoing basis, evaluated selected growth opportunities, including branching. Several criteria were considered to be essential for an expansion, including: the area must have a large deposit base; the community must have a strong community identity; there should not be another community bank located in the same area; and there must be significant opportunities for profit.
Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non deposit creditors and shareholders of the institution.
Privacy Provisions of Gramm-Leach-Bliley Act. Under GLB, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of GLB affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
Anti-Money Laundering Provisions of the USA Patriot Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was signed into law. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; and (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
Fiscal and Monetary Policies. The Bank’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Bank is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the FRB have a material effect on the earnings of the Bank.
Additional and Pending Regulation. The Bank is also subject to federal regulation as to such matters as the maintenance of required reserves against deposits, limitations in connection with affiliate transactions, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement by the Bank of its own securities and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.
Congress regularly considers legislation that may have an impact upon the operation of OSB and the Bank. At this time, the Corporation is unable to predict whether any proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Corporation.

Competition
The Bank’s market area is competitive. As of June 30, 2005, the latest date as of which market share information compiled by the FDIC is available, there were ten (10) banking and savings institutions operating in the Bank’s primary market area of Marion County, Ohio. The Ohio State Bank ranked fourth in the market with a deposit market share of 14.26%. The Bank’s primary competition comes from larger regional banking organizations, but it also faces growing competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other non-bank providers of financial services.
Employees
As of December 31, 2005, the Bank employed 44 full-time and 8 part-time employees.
Statistical Disclosures By Bank Holding Companies
The statistical disclosures required by bank holding companies is incorporated by reference and are included on page 2 under the heading Summary of Selected Financial Data, in Footnotes 3, 6 and 7 to the consolidated financial statements and in the managements discussion and analysis on pages 25 through 35 of the Corporation’s 2005 Annual Report and is attached as Exhibit 13.
Nonaccrual loans for the Bank were $1,151,297 at December 31, 2005. If these loans had been performing in accordance with their original terms, and not placed on nonaccrual status, an additional $55,974 would have been recognized as interest income in 2005. Additional information regarding nonaccrual, past due and restructured loans is incorporated by reference and is included on pages 13, 14, 29 and 30 of the Corporation’s 2005 Annual Report and is attached as Exhibit 13.
ITEM 2 — DESCRIPTION OF PROPERTY
The Bank’s main office is located in downtown Marion, Ohio. The Bank opened a full service branch at 220 Richland Road, Marion, Ohio in December 1996. The Bank also purchased two full service branches in 2005 located at 201 Marion Green Camp Rd, Green Camp, Ohio and at 24 West Ottawa in Richwood, Ohio. The branches provide a full range of financial services including drive-through lanes, ATM machines and night deposit capabilities. The Bank owns all premises related to its main office, Richwood office and Green Camp office, and leases its branch under an operating lease at 220 Richland Road. All such premises are suitable for their intended use. Management believes all properties are in excellent condition and are adequately covered by insurance.
ITEM 3 — LEGAL PROCEEDINGS
Corporation management is aware of no pending or threatened litigation in which the Corporation faces potential loss or exposure which will materially affect the consolidated financial statements or involves a claim for damages exceeding ten percent of the assets of the Corporation.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the Corporation’s December 31, 2005 fiscal year end.

PART II
ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
The common stock of the Corporation trades infrequently and is not traded on any established securities market. Parties interested in buying or selling the Corporation’s stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI) 1-800-224-1013.
For 2005 and 2004, bid and ask quotations were obtained from CBI, which handles a limited amount of the Corporation’s stock transactions. The quotations are inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

2005	Low Bid	High Bid	Low Ask	High Ask
1st Qtr.	$84.00	$84.00	$87.00	$87.00
2nd Qtr.	84.00	88.00	87.00	91.00
3rd Qtr.	88.00	88.00	91.00	91.00
4th Qtr.	88.00	90.00	91.00	93.00

2004

1st Qtr.	$77.00	$77.00	$80.00	$80.00
2nd Qtr.	77.00	82.00	80.00	85.00
3rd Qtr.	82.00	82.00	85.00	85.00
4th Qtr.	82.00	85.00	85.00	87.00
Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation’s stock, these prices may not reflect the prices at which the stock would trade in an active market.
The Corporation has 500,000 authorized and 190,000 outstanding shares of common stock held by approximately 532 shareholders as of December 31, 2005. The Corporation paid cash dividends of $0.40 per share in June and December of 2005 and 2004, resulting in a total amount of $0.80 per share in 2005 and 2004.
ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Information concerning Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 25 through 39 of the 2005 Annual Report and is attached as exhibit 13.
ITEM 7 — FINANCIAL STATEMENTS
Information concerning the audited consolidated financial statements of the Corporation for 2005 and 2004 appears on pages 3 through 24 of the 2005 Annual Report and is attached as exhibit 13.
ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No changes in or disagreements with the Corporation’s independent accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.

ITEM 8a – CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III
ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information concerning Directors and Executive Officers of the Corporation appears on pages 3 through 5 under the captions Election of Directors and on page 12 under the captions Compliance With Section 16(A) of the Securities Exchange Act of 1934 in the Corporation’s Definitive Proxy Statement dated March 31, 2006 for the Annual Meeting of Shareholders to be held on April 20, 2006, and is incorporated herein by reference.
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
The Board of Directors of the Corporation adopted a Code of Business Conduct and Ethics (the “Code”) at its meeting on March 18, 2004 applicable to all officers, directors and employees of the Corporation and the Bank, including the chief executive officer, chief financial officer, principal accounting officer and other senior officers performing accounting, auditing, financial management or similar functions. The administration of the Code has been delegated to the Audit Committee of the Board of Directors, a Committee comprised entirely of “independent directors.” The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Corporation assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms. The Board and management of the Corporation intend to continue to monitor not only the developing legal requirements in this area, but also the best practices of comparable companies, to assure that the Corporation maintains sound corporate governance practices in the future.
A copy of the Corporation’s Code is available on the website of the Bank (www.theohiostatebank.com.) In addition, a copy of the Code is available to any shareholder free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Mr. Gary Pendleton, President, Chief Executive Officer, Ohio State Bancshares, Inc., 111 S. Main Street, Marion, Ohio 43302.
ITEM 10 — EXECUTIVE COMPENSATION
Information concerning executive compensation appears on page 10 under the captions Executive Compensation and Other Information in the Corporation’s Definitive Proxy Statement dated March 31, 2006 for the Annual Meeting of Shareholders to be held on April 20, 2006, and is incorporated herein by reference.
ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management is contained on pages 3 through 5 under the captions Certain Beneficial Owners and Election of Directors in the Corporation’s Definitive Proxy Statement dated March 31, 2006 for the Annual Meeting of Shareholders to be held on April 20, 2006, and is incorporated herein by reference.
ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning certain relationships and related transactions is contained on page 12 under the caption Certain Transactions in the Corporation’s Definitive Proxy Statement dated March 31, 2006 for the Annual Meeting of Shareholders to be held on April 20, 2006 and is incorporated herein by reference.

ITEM 13 — EXHIBITS
EXHIBITS

Reference to
Regulation S-B		Prior Filing
Exhibit		Exhibit Number
Number	Description of Document	Attached Hereto	Date Filed
3.1(a)	Amended Articles of Incorporation of the Corporation	*	03/29/2000

3.1(b)	Amendment to Articles of Incorporation, effective June 17, 2003, eliminating preemptive rights and cumulative voting	Attached

3.2	Code of Regulations of the Corporation	*	03/29/2000

4	Form of Shares Certificate of Common Shares	***

10.1	Lease Agreement Between Henney and Cooper, Inc. and The Marion Bank for Branch on Richland Road in Marion, Ohio	*	03/24/1997

10.2	Executive Indexed Salary Continuation Plan Agreement for President	*	03/24/1997

10.3	Supplemental Executive Retirement Plan for President	*	09/21/2004

10.4	Executive Change of Control Agreements	*	09/21/2004

10.5	Executive Deferred Compensation Plan	Attached

13	Ohio State Bancshares 2005 Annual Report	Attached

20	Proxy Statement for the 2005 Annual Meeting of the Shareholders	**

21	Subsidiaries of the Registrant	***

31.1	Chief Executive Officer Certification	Attached

31.2	Chief Financial Officer Certification	Attached

32.1	Chief Executive Officer Certification	Attached

32.2	Chief Financial Officer Certification	Attached

*	Indicates documents which have been previously filed as separate pages of the Corporation’s annual report on Form 10-KSB or on form 8-K in prior periods. The dates listed represent the filing dates. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request.
**	The indicated exhibit was separately filed by the Corporation and such document is incorporated herein by reference.
***	Indicates documents which have been previously filed as part of the Issuer’s Registration Statement under the Securities Act of 1933 on Form S-4 (file number 33-75866) dated April 18, 1994 and amended and declared effective April 16, 1995. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request from the Issuer.

ITEM 14 – PRINCIPLE ACCOUNTANT FEES AND SERVICES
Information concerning principle accounting firm fees appears on page 9 under the captions Principle Accounting Firm Fees in the Corporation’s Definitive Proxy Statement dated March 31, 2006 for the Annual Meeting of Shareholders to be held on April 20, 2006, and is incorporated herein by reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO STATE BANCSHARES, INC.
March 29, 2006	By:	/s/ GARY E. PENDLETON
Date		Gary E. Pendleton, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on April 21, 2005.

Signatures	Signatures

/s/ GARY E. PENDLETON	/s/ TED M. McKINNISS

Gary E. Pendleton	Ted M. McKinniss
President and Chief Executive Officer, Director	Director

/s/ THEODORE L. GRAHAM	/s/ LOIS J. FISHER

Theodore L. Graham	Lois J. Fisher
Director	Director

/s/ FRED K. WHITE	/s/ THURMAN R. MATHEWS

Fred K. White	Thurman R. Mathews
Director, Chairman of the Board	Director

/s/ LOWELL E. THURSTON	/s/ TODD M. WANNER

Lowell E. Thurston	Todd M. Wanner, CPA
Director	Chief Financial Officer