Form 10QSB
period 2006-03-31
OHIO STATE BANCSHARES INC
filed 2006-05-15
CIK 919644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to                     .
Commission file number: 0-28648
Ohio State Bancshares, Inc.
(Exact name of small business issuer as specified in its charter)

Ohio	34-1816546

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
111 South Main Street, Marion, Ohio 43302

(Address of principal executive offices)
(740) 387-2265

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☑     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common stock, $10.00 par value	185,000 common shares
outstanding at May 12, 2006
Transitional Small Business Disclosure Format (check one):
Yes   ☐     No   ☑

OHIO STATE BANCSHARES, INC.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2006

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from financial institutions	$3,068,077	$4,020,399
Interest-bearing deposits in other financial institutions	843,440	200,542
Federal funds sold	859,000	2,471,000

Cash and cash equivalents	4,770,517	6,691,941
Trading securities	64,552	—
Securities available for sale	32,669,299	34,051,759
Loans, net of allowance of $945,726 and $986,385	96,931,902	94,792,219
Premises and equipment, net	3,081,958	3,121,605
Cash surrender value of life insurance policies	1,629,173	1,618,400
Goodwill	270,500	270,500
Intangible assets	441,724	459,713
Accrued interest receivable	746,321	700,199
Federal Home Loan Bank and other restricted stock	584,540	576,840
Other real estate owned	435,060	435,060
Other assets	901,456	823,122

	$142,527,002	$143,541,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$11,793,405	$14,070,105
Interest-bearing	102,980,479	99,603,204

Total	114,773,884	113,673,309
Borrowings	12,137,390	14,408,377
Subordinated debentures	3,000,000	3,000,000
Accrued interest payable	233,999	201,210
Other liabilities	1,008,460	986,940

Total liabilities	131,153,733	132,269,836

Shareholders’ equity
Common stock, $10.00 par value; 500,000 shares authorized; 190,000 shares issued and outstanding	1,900,000	1,900,000
Additional paid-in capital	5,045,227	5,045,227
Retained earnings	4,752,676	4,609,252
Accumulated other comprehensive income	(324,634)	(282,957)

Total shareholders’ equity	11,373,269	11,271,522

	$142,527,002	$143,541,358

See accompanying notes to the condensed consolidated financial statements.

3.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Interest and dividend income
Loans, including fees	$1,705,537	$1,592,060
Taxable securities	266,024	208,950
Nontaxable securities	72,273	69,077
Dividends	8,860	5,277
Federal funds sold and other	18,230	41,146

Total interest and dividend income	2,070,924	1,916,510

Interest expense
Deposits	730,463	532,681
Subordinated debentures	55,662	40,162
Federal Home Loan Bank advances and other borrowings	130,596	125,087

Total interest expense	916,721	697,930

Net interest income	1,154,203	1,218,580

Provision for loan losses	36,000	64,000

Net interest income after provision for loan losses	1,118,203	1,154,580

Noninterest income
Fees for customer services	165,464	154,939
Net gains on sales of securities	1,155	—
Other	20,102	22,041

Total noninterest income	186,721	176,980

Noninterest expense
Salaries and employee benefits	579,487	563,865
Occupancy and equipment	233,112	208,172
Office supplies	46,979	54,021
Professional fees	44,721	57,645
Advertising and public relations	28,910	33,341
Taxes, other than income	39,650	47,755
ATM and debit card processing	20,307	33,984
Loan collection and repossessions	9,993	14,447
Intangible asset amortization	17,989	13,325
Other	107,029	157,298

Total noninterest expense	1,128,177	1,183,853

Income before income taxes	176,747	147,707
Income tax expense	33,323	29,054

Net income	$143,424	$118,653

Basic and diluted earnings per share	$.75	$.62

Weighted average shares outstanding	190,000	190,000
See accompanying notes to the condensed consolidated financial statements.

4.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$11,271,522	$11,222,936

Comprehensive income:
Net income	143,424	118,653
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(41,677)	(300,205)

Total comprehensive income (loss)	101,747	(181,552)

Balance at end of period	$11,373,269	$11,041,384

See accompanying notes to the condensed consolidated financial statements.

5.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income	$143,424	$118,653
Adjustments to reconcile net income to net cash from operating activities
Net amortization of securities	8,828	17,322
Provision for loan losses	36,000	64,000
Depreciation and amortization	101,698	77,830
Net realized gains on sales of securities	(1,155)	—
Net gain recognized on trading securities	(552)	—
Purchases of trading securities	(64,000)	—
Federal Home Loan Bank stock dividends	(7,700)	(5,200)
Increase in cash surrender value of bank owned life insurance	(10,773)	(10,773)
Change in deferred loan costs	26,284	11,927
Change in accrued interest receivable	(46,122)	(153,011)
Change in accrued interest payable	32,789	35,220
Change in other assets and other liabilities	(30,943)	(185,852)

Net cash from operating activities	187,778	(29,884)

Cash flows from investing activities
Securities available for sale:
Sales	501,155	—
Purchases	(391,262)	(10,259,272)
Maturities, prepayments and calls	1,201,746	1,523,922
Loan originations and payments, net	(2,206,367)	(1,973,618)
Purchases of premises and equipment	(44,062)	(202,477)

Net cash from investing activities	(938,790)	(10,911,445)

Cash flows from financing activities
Net change in deposits	1,100,575	(215,806)
Net cash received from branch acquisitions	—	11,745,892
Proceeds from advance of long-term borrowings	—	2,000,000
Principle repayments of long-term borrowings	(2,270,987)	(164,549)

Net cash from financing activities	(1,170,412)	13,365,537

Net change in cash and cash equivalents	(1,921,424)	2,424,208
Cash and cash equivalents at beginning of period	6,691,941	4,499,984

Cash and cash equivalents at end of period	$4,770,517	$6,924,192

Supplemental cash flow information:
Interest paid	$883,932	$638,488
Income taxes paid	65,000	130,000

Supplemental noncash disclosures:
Transfers from loans to other real estate owned and repossessions	$4,400	$26,450
See accompanying notes to the condensed consolidated financial statements.

6.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc., and its wholly-owned subsidiary The Ohio State Bank, at March 31, 2006, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by U.S. generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2005, included in its 2005 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2005 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.
NOTE 2 — SECURITIES AVAILABLE FOR SALE
Securities at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury	$100,556	$725	$—	$101,281
U.S. government sponsored entities	16,795,735	—	(312,879)	16,482,856
Mortgage-backed	8,426,591	—	(237,032)	8,189,559
State and municipal	7,312,795	130,998	(59,087)	7,384,706
Corporate	525,492	—	(14,595)	510,897

Total debt securities	$33,161,169	$131,723	$(623,593)	$32,669,299

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury	$100,579	$2,234	$—	$102,813
U.S. government sponsored entities	17,397,029	2,752	(293,781)	17,106,000
Mortgage-backed	8,631,902	—	(208,310)	8,423,592
State and municipal	7,821,810	136,188	(53,396)	7,904,602
Corporate	529,162	—	(14,410)	514,752

Total debt securities	$34,480,482	$141,174	$(569,897)	$34,051,759

(continued)

7.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)
Sales of available for sale securities were as follows:

	Three Months Ended
	March 31,
	2006	2005
Proceeds	$501,155	$—
Gross gains	1,155	—
Gross losses	—	—
Securities with carrying values of $16,506,000 and $17,619,000 at March 31, 2006 and December 31, 2005 were pledged to secure public deposits and for other purposes.
NOTE 3 — LOANS
Loans at March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
Commercial	$9,645,784	$9,614,236
Installment	17,506,268	18,529,276
Residential and non-commercial real estate	43,476,261	41,745,373
Commercial real estate	26,970,034	25,556,701
Other	25,185	52,638

	97,623,532	95,498,224
Net deferred loan costs	254,096	280,380
Allowance for loan losses	(945,726)	(986,385)

	$96,931,902	$94,792,219

Activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005 was as follows:

	2006	2005
Balance — January 1	$986,385	$961,404
Loans charged-off	(89,839)	(79,214)
Recoveries	13,180	21,806
Provision for loan losses	36,000	64,000

Balance — March 31	$945,726	$967,996

(Continued)

8.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (Continued)
Impaired loans were as follows.

	March 31,	December 31,
	2006	2005
Balance of impaired loans with allocated allowance	$550,492	$550,492
Amount of allowance allocated	159,991	159,991
The average balance of impaired loans for the three month period ending March 31, 2006 and 2005 was $550,492 and $156,555 with no interest income recognized in those periods.
Nonperforming loans were as follows:

	March 31,	December 31,
	2006	2005
Loans past due over 90 days still on accrual	$25,566	$7,772
Loans on nonaccrual	1,046,896	1,151,297
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

9.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
INTRODUCTION
The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. (“Corporation”) and its wholly owned subsidiary, The Ohio State Bank (“Bank”), formerly The Marion Bank, at March 31, 2006, compared to December 31, 2005, and the consolidated results of operations for the three months ended March 31, 2006, compared to the same period in 2005. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
When used in this Form 10-QSB or in future filings by the Corporation with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected. The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
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
Supplemental Defined Benefit Plan: The Corporation provides a supplemental defined benefit plan for the current CEO and two former officers. All three plans call for fixed payments but the timing and number of payments will depend on actual mortality. The Corporation carries the present value of these deferred payments as a liability. The balance of this was $865,000 at March 31, 2006 and is combined with other liabilities on the consolidated balance sheet. The amount of annual expense related to fund the deferred liability depends on management’s estimates of appropriate discount rate and expected lives of individuals covered.

10.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION
Total assets of the Corporation had a slight decrease of $1,014,000, or 0.71%, since December 31, 2005. The most significant fluctuations occurred in cash and cash equivalents and borrowings. Further discussion of the major fluctuations in assets and liabilities can be found in the following paragraphs.
Cash and Cash Equivalents
Cash and cash equivalents have decreased $1,921,000, or 28.71%, since December 31, 2005. The major reason for this was cash needed to retire borrowings as they matured in 2006. See the Condensed Consolidated Statements of Cash Flows for a more detailed review of the Corporation’s sources and uses of cash.
Trading Securities
During the three months ending March 31, 2006, the Corporation purchased $64,000 of new securities classified as trading assets. These assets are made up of debt and equity mutual funds and were purchased to offset gains and losses in a non-qualified deferred compensation plan established in late 2005. These trading securities are the property of the Corporation; however, the future earnings of compensation deferred in the plan are tied to the performance of these securities. For more information about this new plan see exhibit 10.5 and note 9 of exhibit 13 of the Corporations 10-KSB filed March 30, 2006.
Borrowings
Borrowings in the form of Federal Home Loan Bank advances decreased $2,271,000, or 15.76%, since December 31, 2005. This decrease was the result of regularly scheduled maturities that were not replaced or renewed. A flat, and sometimes inverted, interest rate yield curve during the first quarter of 2006 caused the spread between new advances and interest-earning assets of the Corporation to be less than desirable. If these conditions continue, and liquidity allows, the Corporation will continue to retire borrowings as they mature.
RESULTS OF OPERATIONS
The operating results of the Corporation are affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. The Corporation’s cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by consumer and business demand, which, in turn, is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.
The Corporation’s net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes also affect net income.
Net income for the three months ended March 31, 2006 was $143,000, or $25,000 more than the same period in 2005. The increase in earnings was primarily due to decreases in noninterest expenses and the provision for loan losses partially offset by a decrease in net interest income. The next few paragraphs will discuss the major fluctuations in income.

11.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
Net Interest Income
Net interest income is the largest component of the Corporation’s income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income decreased by $65,000, or 5.28%, for the three months ended March 31, 2006 compared to the same period in 2005. The decrease in net interest income is attributable to a decrease in the net yield on interest-earning assets. This decrease is a result of the Corporation’s liabilities repricing faster than the Corporation’s assets in a rising interest rate environment. From March 31, 2005 through March 31, 2006, the federal funds rate, a target rate that dramatically affects the Corporation’s cost of funds, rose 200bps. The following table shows the average balances and net yields on interest-earning assets for the three months ended March 31, 2006 and 2005. This net yield is for illustrative purposes only since an actual net yield on interest-earning asset calculation would involve some adjustments such as converting tax-free investments to a tax equivalent yield.

	1st Quarter	1st Quarter
	2006	2005
(A) Average interest-earning assets	$132,881,000	$129,669,000
(B) Annualized net interest income	4,681,000	4,942,000
Net Yield on interest-earning assets (B÷A)	3.52%	3.81%
Provision for Loan Losses
The provision for loan losses decreased $28,000 for the three months ended March 31, 2006 versus the same period in 2005. The reason for this include a decrease in bankruptcy filings received for 2006, a slight decrease in nonaccrual loans, and the continued decline of the Bank’s installment portfolio. The installment portfolio is primarily made up of consumer auto loans and has typically contributed to approximately 75% of the gross charged-off loans and is 50% of the specific allocations making up the total reserve for loan losses. Installment loans have decreased 16.00% and 5.52% since March 31, 2005 and December 31, 2005.
Noninterest Expense
Noninterest expense decreased $56,000, or 4.70%, for the three months ended March 31, 2006 versus the same period in 2005. The difference was mainly due to the branch acquisitions and name change occurring early in 2005 partially offset by an increase in occupancy and equipment of $25,000.
In early 2005, the Corporation changed the name of the Bank and acquired two banking branches from another financial institution. These factors temporarily increased overhead and are the primary reasons for the decrease in office supplies, professional fees, advertising, ATM and debit card processing and other noninterest expenses.
Significant capital expenditures, approximately $570,000, were made throughout 2005 in order to improve customer service and security. This along with the purchase of two new banking offices contributed to the $25,000, or 11.98%, increase in occupancy and equipment expenses.

12.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
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

	Capital to risk-
	weighted assets		Tier 1 capital
	Total	Tier 1	to average assets
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%
At March 31, 2006 and December 31, 2005, the actual capital ratios for the Bank were:

	March 31,	December 31,
	2006	2005
Total capital to risk-weighted assets	13.2%	13.1%
Tier 1 capital to risk-weighted assets	12.2	12.1
Tier 1 capital to average assets	8.6	8.3
At March 31, 2006 and December 31, 2005, the Bank was categorized as well capitalized.
Subsequent to March 31, 2006, the Corporation has purchased 5,000 shares, or 2.63% of outstanding shares, and will carry them as treasury shares. The Corporation does not expect this action to impact capital at the Bank.

13.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
LIQUIDITY
Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank’s customers and the Corporation’s other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) and cash flows expected from the securities portfolio within 90 days at March 31, 2006 and December 31, 2005 are listed below. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

	March 31,	December 31,
	2006	2005
Cash and cash equivalent assets	$4,771,000	$6,692,000
Security portfolio cashflows expected to be received within 90 days	786,000	1,530,000

	$5,557,000	$8,222,000

Taking into account the capital adequacy, profitability and reputation maintained by the Corporation, available liquidity sources are considered adequate to meet current and projected needs. See the Condensed Consolidated Statements of Cash Flows for a more detailed review of the Corporation’s sources and uses of cash.
EXPANSION PLANS
As previously disclosed, the Corporation is dedicated to continued growth outside of Marion County. Part of this expansion plan was the Bank’s name change in early 2005 creating a more uniform regional identity and the two branch acquisitions. Also, the Bank was in contract on two undeveloped commercial lots in Delaware County, where plans are to build full service branches. Delaware County is the fastest growing county in Ohio and one of the 15 fastest growing counties in the United States. According to U.S. Census data, Delaware County has the highest median household income in the State of Ohio. Subsequent to March 31, 2006, the Bank closed on one of these properties located along U.S. Route 23 in Lewis Center, Ohio. The property is 1.92 acres with a cost of approximately $850,000. The Bank intends to start construction over the next several months on a 7,800 square feet facility that will be a full service branch and act as a regional headquarters for further expansion.

14.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 3. CONTROLS AND PROCEDURES
Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.
Internal Control Over Financial Reporting
There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

15.

OHIO STATE BANCSHARES, INC.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2006
PART II — OTHER INFORMATION

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

	(a)	Exhibit 31.1 – Section 302 Certification of the Chief Executive Officer

	(b)	Exhibit 31.2 – Section 302 Certification of the Chief Financial Officer

	(c)	Exhibit 32.1 – Section 906 Certification of the Chief Executive Officer

	(d)	Exhibit 32.2 – Section 906 Certification of the Chief Financial Officer

16.

OHIO STATE BANCSHARES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO STATE BANCSHARES, INC. (Registrant)

Date: May 10, 2006	/s/ Gary E. Pendleton (Signature)
Gary E. Pendleton
President and Chief Executive Officer

Date: May 10, 2006	/s/ Todd M. Wanner (Signature)
Todd M. Wanner
Vice President and Chief Financial Officer

17.

OHIO STATE BANCSHARES, INC.
Index to Exhibits

EXHIBIT NUMBER		DESCRIPTION	DATE FILED

3.1	(a)	Amended Articles of Incorporation of the Corporation	03/29/2000

3.1	(b)	Amendment to Articles of Incorporation	03/30/2006

3.2		Code of Regulations of the Corporation	03/29/2000

10.1		Lease Agreement Between Henney and Cooper, Inc. and The Marion Bank for Branch on Richland Road in Marion, Ohio	03/24/1997

10.2		Executive Indexed Salary Continuation Plan Agreement for President	03/24/1997

10.3		Supplemental Executive Retirement Plan for President	09/21/2004

10.4		Executive Change of Control Agreements	09/21/2004

10.5		Executive Deferred Compensation Plan	03/30/2006

31.1		Section 302 Certification of the Chief Executive Officer	Attached

31.2		Section 302 Certification of the Chief Financial Officer	Attached

32.1		Section 906 Certification of the Chief Executive Officer	Attached

32.2		Section 906 Certification of the Chief Financial Officer	Attached

18.