Form 10QSB
period 2006-06-30
OHIO STATE BANCSHARES INC
filed 2006-08-14
CIK 919644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Common stock, $10.00 par value                       184,739 common shares outstanding at August 11, 2006
Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

OHIO STATE BANCSHARES, INC.
FORM 10-QSB
QUARTER ENDED JUNE 30, 2006

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from financial institutions	$2,919,180	$4,020,399
Interest-bearing deposits in other financial institutions	34,924	200,542
Federal funds sold	966,000	2,471,000

Cash and cash equivalents	3,920,104	6,691,941
Trading securities	115,621	—
Securities available for sale	30,269,756	34,051,759
Loans, net of allowance of $938,960 and $986,385	95,800,422	94,792,219
Premises and equipment, net	3,871,962	3,121,605
Cash surrender value of life insurance policies	1,643,764	1,618,400
Goodwill	270,500	270,500
Intangible assets	424,734	459,713
Accrued interest receivable	720,449	700,199
Federal Home Loan Bank and other restricted stock	612,140	576,840
Other real estate owned	435,060	435,060
Other assets	1,118,348	823,122

	$139,202,860	$143,541,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$11,193,175	$14,070,105
Interest-bearing	101,223,015	99,603,204

Total	112,416,190	113,673,309
Borrowings	11,764,654	14,408,377
Subordinated debentures	3,000,000	3,000,000
Accrued interest payable	261,719	201,210
Other liabilities	962,991	986,940

Total liabilities	128,405,554	132,269,836

Shareholders’ equity
Common stock, $10.00 par value; 500,000 shares authorized; 190,000 shares issued and outstanding	1,900,000	1,900,000
Additional paid-in capital	5,045,227	5,045,227
Retained earnings	4,825,275	4,609,252
Treasury stock, at cost; 5,261 shares	(478,773)	—
Accumulated other comprehensive income	(494,423)	(282,957)

Total shareholders’ equity	10,797,306	11,271,522

	$139,202,860	$143,541,358

See accompanying notes to the condensed consolidated financial statements.

3.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$1,761,010	$1,653,579	$3,466,547	$3,245,639
Taxable securities	257,985	252,500	524,009	461,450
Nontaxable securities	65,742	71,657	138,015	140,734
Dividends	7,668	5,540	16,528	10,817
Federal funds sold and other	12,844	23,345	31,074	64,491

Total interest and dividend income	2,105,249	2,006,621	4,176,173	3,923,131

Interest expense
Deposits	817,166	589,382	1,547,629	1,122,063
Subordinated debentures	58,783	44,628	114,445	84,790
Federal Home Loan Bank and other borrowings	108,691	134,559	239,287	259,646

Total interest expense	984,640	768,569	1,901,361	1,466,499

Net interest income	1,120,609	1,238,052	2,274,812	2,456,632

Provision for loan losses	38,500	104,000	74,500	168,000

Net interest income after provision for loan losses	1,082,109	1,134,052	2,200,312	2,288,632

Noninterest income
Fees for customer services	184,168	200,158	349,632	355,097
Net gains (losses) on sales of securities	(6,835)	1,169	(5,680)	1,169
Other	12,984	11,720	33,086	33,761

Total noninterest income	190,317	213,047	377,038	390,027

Noninterest expense
Salaries and employee benefits	550,458	567,944	1,129,945	1,131,809
Occupancy and equipment	225,073	200,741	458,185	408,913
Office supplies	49,893	45,125	96,872	99,146
Professional fees	58,949	44,435	103,670	102,080
Advertising and public relations	31,951	25,788	60,861	59,129
Taxes, other than income	38,328	33,830	77,978	81,585
ATM and debit card processing	18,968	22,962	39,275	56,946
Loan collection and repossessions	23,251	9,612	33,244	24,059
Intangible asset amortization	16,989	19,988	34,978	33,312
Other	88,671	116,298	195,700	273,597

Total noninterest expense	1,102,531	1,086,723	2,230,708	2,270,576

Income before income taxes	169,895	260,376	346,642	408,083
Income tax expense	23,400	55,057	56,723	84,111

Net income	$146,495	$205,319	$289,919	$323,972

Basic and diluted earnings per share	$0.78	$1.08	$1.54	$1.71

Weighted average shares outstanding	186,846	190,000	188,423	190,000

See accompanying notes to the condensed consolidated financial statements.

4.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$11,373,269	$11,041,384	$11,271,522	$11,222,936

Cash dividends ($.40 per share)	(73,896)	(76,000)	(73,896)	(76,000)

Purchase of treasury stock	(478,773)	—	(478,773)	—

Comprehensive income:
Net income	146,495	205,319	289,919	323,972
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(169,789)	260,459	(211,466)	(39,746)

Total comprehensive income (loss)	(23,294)	465,778	78,453	284,226

Balance at end of period	$10,797,306	$11,431,162	$10,797,306	$11,431,162

See accompanying notes to the condensed consolidated financial statements.

5.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net income	$289,919	$323,972
Adjustments to reconcile net income to net cash from operating activities
Net amortization of securities	14,859	33,800
Provision for loan losses	74,500	168,000
Depreciation and amortization	201,722	169,469
Net realized (gains) losses on sales of securities	5,680	(1,169)
Net loss recognized on trading securities	3,379	—
Purchases of trading securities	(119,000)	—
Federal Home Loan Bank stock dividends	(15,300)	(10,700)
Increase in cash surrender value of bank owned life insurance	(25,364)	(21,546)
Change in deferred loan costs	61,233	32,288
Change in accrued interest receivable	(20,250)	(91,039)
Change in accrued interest payable	60,509	49,638
Change in other assets and other liabilities	(202,413)	(193,971)

Net cash from operating activities	329,474	458,742

Cash flows from investing activities
Securities available for sale:
Purchases	(391,262)	(10,781,775)
Maturities, prepayments and calls	1,671,496	1,928,303
Sales	2,160,827	298,800
Purchase of Federal Home Loan Bank stock	(20,000)	(15,700)
Loan originations and payments, net	(1,151,761)	(2,142,624)
Purchases of premises and equipment	(917,100)	(323,050)

Net cash from investing activities	1,352,200	(11,036,046)

Cash flows from financing activities
Net change in deposits	(1,257,119)	(3,427,408)
Net cash received from branch acquisitions	—	11,745,892
Net change in federal funds purchased	—	168,000
Proceeds from advance of long-term borrowings	1,800,000	3,400,000
Principal repayments of long-term borrowings	(4,443,723)	(2,430,784)
Repurchase of common stock for treasury	(478,773)	—
Cash dividends paid	(73,896)	(76,000)

Net cash from financing activities	(4,453,511)	9,379,700

Net change in cash and cash equivalents	(2,771,837)	(1,197,604)

Cash and cash equivalents at beginning of period	6,691,941	4,499,984

Cash and cash equivalents at end of period	$3,920,104	$3,302,380

Supplemental cash flow information:
Interest paid	$1,840,852	$1,392,639
Income taxes paid	190,000	230,000

Supplemental noncash disclosures:
Transfers from loans to other real estate owned and repossessions	$7,825	$46,300
See accompanying notes to the condensed consolidated financial statements.

6.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc., and its wholly-owned subsidiary The Ohio State Bank, at June 30, 2006, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by U.S. generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2005, included in its 2005 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2005 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.
NOTE 2 – SECURITIES AVAILABLE FOR SALE
Securities at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury	$100,533	$—	$(1,205)	$99,328
U.S. government sponsored entities	16,941,447	—	(421,362)	16,520,085
Mortgage-backed	7,048,744	—	(279,856)	6,768,888
State and municipal	6,406,329	69,191	(99,670)	6,375,850
Corporate	521,828	—	(16,223)	505,605

Total debt securities	$31,018,881	$69,191	$(818,316)	$30,269,756

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury	$100,579	$2,234	$—	$102,813
U.S. government sponsored entities	17,397,029	2,752	(293,781)	17,106,000
Mortgage-backed	8,631,902	—	(208,310)	8,423,592
State and municipal	7,821,810	136,188	(53,396)	7,904,602
Corporate	529,162	—	(14,410)	514,752

Total debt securities	$34,480,482	$141,174	$(569,897)	$34,051,759

(Continued)

7.

OHIO STATE BANCSHARES, INC.
PART I – FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – SECURITIES (Continued)
Sales of available for sale securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Proceeds	$1,659,672	$298,800	$2,160,827	$298,800
Gross gains	20,956	1,169	22,111	1,169
Gross losses	(27,791)	—	(27,791)	—
Securities with carrying values of $16,342,000 and $17,619,000 at June 30, 2006 and December 31, 2005 were pledged to secure public deposits and for other purposes.
NOTE 3 — LOANS
Loans at June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005
Commercial	$10,299,264	$9,614,236
Installment	16,458,408	18,529,276
Residential and non-commercial real estate	43,091,823	41,745,373
Commercial real estate	26,601,388	25,556,701
Other	69,352	52,638

	96,520,235	95,498,224
Net deferred loan costs	219,147	280,380
Allowance for loan losses	(938,960)	(986,385)

	$95,800,422	$94,792,219

Activity in the allowance for loan losses was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance – beginning of period	$945,726	$967,996	$986,385	$961,404
Loans charged-off	(54,964)	(124,334)	(144,803)	(203,548)
Recoveries	9,698	20,062	22,878	41,868
Provision for loan losses	38,500	104,000	74,500	168,000

Balance – June 30	$938,960	$967,724	$938,960	$967,724

(Continued)

8.

OHIO STATE BANCSHARES, INC.
PART I – FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 – LOANS (Continued)
Impaired loans were as follows.

	June 30,	December 31,
	2006	2005
Balance of impaired loans with allocated allowance	$760,288	$550,492
Amount of allowance allocated	171,054	159,991
The average balance of impaired loans for the six month period ending June 30, 2006 was $575,460 with no interest income recognized in that period. The average balance of impaired loans for the six month period ending June 30, 2005 was $183,500 with no interest income recognized in that period.
Nonperforming loans were as follows:

	June 30,	December 31,
	2006	2005
Loans past due over 90 days still on accrual	$—	$7,772
Loans on nonaccrual	1,618,016	1,151,297
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

9.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
INTRODUCTION
The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at June 30, 2006, compared to December 31, 2005, and the consolidated results of operations for the three and six months ended June 30, 2006, compared to the same periods in 2005. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
Supplemental Defined Benefit Plan: The Corporation provides a supplemental defined benefit plan for the current CEO and two former officers. All three plans call for fixed payments but the timing and number of payments will depend on actual mortality. The Corporation carries the present value of these deferred payments as a liability. The balance of this was $880,000 at June 30, 2006 and is combined with other liabilities on the consolidated balance sheet. The amount of annual expense related to fund the deferred liability depends on management’s estimates of appropriate discount rate and expected lives of individuals covered.

10.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION
Total assets of the Corporation have decreased of $4,338,000, or 3.02%, since December 31, 2005. The most significant fluctuations occurred in cash and cash equivalents, securities available for sale, and borrowings. Further discussion of the major fluctuations in assets and liabilities can be found in the following paragraphs.
Cash and Cash Equivalents
Cash and cash equivalents have decreased $2,772,000, or 41.42%, since December 31, 2005. The major reasons for this were the retirement of borrowings as they matured in 2006, a slight increase in loans, and a slight decrease in total deposits. The Corporation is maintaining cash at lower than historic levels due to the current interest rate environment. This cash position is monitored by management daily and can be supplemented through established borrowing relationships, the brokered deposit market, and the sale of securities. See the Condensed Consolidated Statements of Cash Flows for a more detailed review of the Corporation’s sources and uses of cash.
Trading Securities
During the six months ending June 30, 2006, the Corporation purchased $119,000 of new securities classified as trading assets. These assets are made up of debt and equity mutual funds and were purchased to offset gains and losses in a non-qualified deferred compensation plan established in late 2005. These trading securities are the property of the Corporation; however, the future earnings of compensation deferred in the plan are tied to the performance of these securities. For more information about this new plan see exhibit 10.5 and note 9 of exhibit 13 of the Corporations 10-KSB filed March 30, 2006.
Securities Available For Sale
Securities available for sale have decreased $3,782,000, or 11.11%, since December 31, 2005. Like cash, this decrease is due to the current interest rate environment where the cost to renew borrowings is high relative to the current yields on interest earning assets. Throughout 2006, debt securities that matured were not replaced while others were sold to meet liquidity needs of the Corporation.
Borrowings
Borrowings in the form of Federal Home Loan Bank advances decreased $2,643,000, or 18.35%, since December 31, 2005. This decrease was the result of regularly scheduled maturities that were not replaced or renewed. A flat, and sometimes inverted, interest rate yield curve during most of 2006 caused the spread between new advances and interest-earning assets of the Corporation to be less than desirable.

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
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
Net income for the six months ended June 30, 2006 was $34,000, or 10.51% less than the same period in 2005. The decrease in earnings was primarily due to decreased net interest income partially offset by decreased provision for loan losses and noninterest expenses. The next few paragraphs will discuss the major fluctuations in income.
Net Interest Income
Net interest income is the largest component of Corporation’s income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income decreased by $182,000, or 7.40%, for the six months ended June 30, 2006 compared to the same period in 2005. The Corporation is subject to depressed net interest income in periods of rising short-term interest rates because interest-bearing liabilities, such as the subordinated debentures and deposit accounts, reprice faster than most interest-earning assets. The asset/liability management process, which is monitored by executive management and the Board of Directors, uses computer modeling to forecast the exposure of potential interest rate movements on the Corporation’s net interest income. This exposure is currently within pre-established risk tolerance limits. When short-term interest rates stop rising and/or the yield curve moves away from what is called a flat or inverted environment, net interest income should improve.
The following table shows the average balances and net yields on interest-earning assets for the six months ended June 30, 2006 and 2005. This net yield is for illustrative purposes only since an actual net yield on interest-earning asset calculation would involve some adjustments such as converting tax-free investment to a tax equivalent yield.

	Year-to-date	Year-to-date
	2006	2005
(A) Average interest-earning assets	$131,564,000	$132,489,000
(B) Annualized net interest income	4,550,000	4,913,000
Net Yield on interest-earning assets (B÷A)	3.46%	3.71%

12.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
Provision For Loan Losses
Provision for loan losses is down $93,000 for the six months ended June 30, 2006 versus the same period in 2005. This reduction is due to fewer loans being charged off over the six month period ended June 30, 2006 and a reduction in reserve requirement since year-end 2005 based on the Corporation’s established loan grading system. A grading system is utilized for the commercial and real estate loan portfolios which set aside allowance reserves for individually graded loans that meet a certain scope or demonstrate delinquencies. A general allowance reserve is then established for other non-graded loans or pools of smaller-balance homogeneous loans based on historic loss data.
The following schedule is a breakdown of the allowance for loan losses allocated by type of loan.

	June 30, 2006	December 31, 2005
Commercial	$77,178	$148,790
Real Estate	313,876	248,369
Installment	425,317	463,846
Unallocated	122,589	125,380

Total	$938,960	$986,385

Noninterest Expense
Noninterest expense decreased $40,000, or 1.76%, for the six months ended June 30, 2006 versus the same period in 2005. The difference was mainly due to the branch acquisitions and name change occurring early in 2005 partially offset by an increase in occupancy and equipment of $49,000.
In early 2005, the Corporation changed the name of the Bank and acquired two banking branches from another financial institution. These factors temporarily increased overhead and are the primary reasons for the decrease in office supplies, ATM and debit card processing, and other noninterest expenses.
Significant capital expenditures, approximately $570,000, were made throughout 2005 in order to improve customer service and security. This along with the purchase of two new banking offices contributed to the $49,000, or 12.05%, increase in occupancy and equipment expenses.
Federal Income Tax Expense
Federal income tax expense decreased $27,000, or 32.56%, for the six months ended June 30, 2006 versus the same period in 2005. This decrease is due to a decrease in income before income taxes and a change in the effective tax rate. The effective tax rate for the six month period ending June 30, 2006 and June 30, 2005 was 16.4% and 20.6%. The Corporation’s effective tax rate is lower than its statutory 34.0% rate primarily due to interest on municipal securities and increases in the cash surrender value of bank owned life insurance which are both exempt from federal income tax.
THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
Net income for the three months ended June 30, 2006 was $146,000, or $59,000 less than the same period in 2005. All major fluctuations in income between the three months ended and six months ended June 30, 2005 and 2006 are similar in nature, and discussed in the previous section.

13.

OHIO STATE BANCSHARES, INC.
PART I – FINANCIAL INFORMATION;
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

	Capital to risk-
	weighted assets		Tier 1 capital
	Total	Tier 1	to average assets
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%
At June 30, 2006 and December 31, 2005, the actual capital ratios for the Bank were:

	June 30,	December 31,
	2006	2005
Total capital to risk-weighted assets	13.5%	13.1%
Tier 1 capital to risk-weighted assets	12.5	12.1
Tier 1 capital to average assets	8.8	8.3
At June 30, 2006 and December 31, 2005, the Bank was categorized as well capitalized. In April and May of 2006, the Corporation purchased a total of 5,261 shares, or 2.77% of outstanding shares, and will carry them as treasury shares. The Corporation does not expect this action to impact capital at the Bank.

14.

OHIO STATE BANCSHARES, INC.
PART I – FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
LIQUIDITY
Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank’s customers and the Corporation’s other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) and cash flows expected from the securities portfolio within 90 days at June 30, 2006 and December 31, 2005 are listed below. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

	June 30,	December 31,
	2006	2005
Cash and cash equivalent assets	$3,920,000	$6,692,000
Security portfolio cash flows expected to be received within 90 days	1,528,000	1,530,000

	$5,448,000	$8,222,000

Taking into account the capital adequacy, profitability and reputation maintained by the Corporation, available liquidity sources are considered adequate to meet current and projected needs. See the Condensed Consolidated Statements of Cash Flows for a more detailed review of the Corporation’s sources and uses of cash.
EXPANSION PLANS
As previously disclosed, the Corporation is dedicated to continued growth outside of Marion County. Part of this expansion plan was the Bank’s name change in early 2005 creating a more uniform regional identity and the two branch acquisitions. Also, the Bank was in contract on two undeveloped commercial lots in Delaware County, where plans are to build full service branches. Delaware County is the fastest growing county in Ohio and one of the 15 fastest growing counties in the United States. According to U.S. Census data, Delaware County has the highest median household income in the State of Ohio. In April of 2006, the Bank closed on one of these properties located along U.S. Route 23 in Lewis Center, Ohio. The property is 1.92 acres with a cost of approximately $850,000. The Bank intends to start construction over the next several months on a 7,800 square feet facility that will be a full service branch and act as a regional headquarters for further expansion.

15.

OHIO STATE BANCSHARES, INC.
PART I – FINANCIAL INFORMATION;
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
Internal Control Over Financial Reporting
There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

16.

OHIO STATE BANCSHARES, INC
FORM 10-QSB
QUARTER ENDED JUNE 30, 2006
PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings: There are no matters required to be reported under this item.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds: There are no matters required to be reported under this item.

Item 3 —	Defaults Upon Senior Securities: There are no matters required to be reported under this item.

Item 4 —	Submission of Matters to a Vote of Security Holders:
On April 20, 2006, Ohio State Bancshares, Inc. held the Annual Meeting of Shareholders at which shareholders voted upon the election of four directors for terms expiring in 2008. The results of the voting on these matters were as follows:

Nominee	Votes for	Withheld
Fred K. White (Chairman)	105,592	6,208
Lois J. Fisher	105,592	6,208
Theodore L. Graham	105,592	6,208
Thurman R. Mathews	105,592	6,208

The following are directors who were not up for election at the meeting and whose terms of office as directors continued after the meeting:

Gary E. Pendleton Ted M. McKinniss Lowell E. Thurston

Item 5 —	Other Information:

There are no matters required to be reported under this item.

Item 6 —	Exhibits:
(a)	Exhibit 31.1 — Section 302 Certification of the Chief Executive Officer

(b)	Exhibit 31.2 — Section 302 Certification of the Chief Financial Officer

(c)	Exhibit 32.1 — Section 906 Certification of the Chief Executive Officer

(d)	Exhibit 32.2 — Section 906 Certification of the Chief Financial Officer

17.

OHIO STATE BANCSHARES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO STATE BANCSHARES, INC.
(Registrant)

Date: August 11, 2006

(Signature)
Gary E. Pendleton
President and Chief Executive Officer

Date: August 11, 2006
(Signature)
Todd M. Wanner
Senior Vice President and Chief Financial Officer

18.

OHIO STATE BANCSHARES, INC.
Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION	DATE FILED
3.1(a)	Amended Articles of Incorporation of the Corporation	03/29/2000

3.1(b)	Amendment to Articles of Incorporation	03/30/2006

3.2	Code of Regulations of the Corporation	03/29/2000

10.1	Lease Agreement Between Henney and Cooper, Inc. and The Marion Bank for Branch on Richland Road in Marion, Ohio	03/24/1997

10.2	Executive Indexed Salary Continuation Plan Agreement for President	03/24/1997

10.3	Supplemental Executive Retirement Plan for President	09/21/2004

10.4	Executive Change of Control Agreements	09/21/2004

10.5	Executive Deferred Compensation Plan	03/30/2006

31.1	Section 302 Certification of the Chief Executive Officer	Attached

31.2	Section 302 Certification of the Chief Financial Officer	Attached

32.1	Section 906 Certification of the Chief Executive Officer	Attached

32.2	Section 906 Certification of the Chief Financial Officer	Attached

19.