Form 10QSB
period 2006-09-30
OHIO STATE BANCSHARES INC
filed 2006-11-07
CIK 919644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common stock, $10.00 par value	183,939 common shares outstanding at November 2, 2006
Transitional Small Business Disclosure Format (check one):
Yes  ☐    No  ☑

OHIO STATE BANCSHARES, INC.
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2006

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from financial institutions	$4,364,042	$4,020,399
Interest-bearing deposits in other financial institutions	830,443	200,542
Federal funds sold	2,467,000	2,471,000

Cash and cash equivalents	7,661,485	6,691,941
Trading securities	118,116	—
Securities available for sale	29,313,799	34,051,759
Loans, net of allowance of $955,130 and $986,385	96,944,193	94,792,219
Premises and equipment, net	3,908,848	3,121,605
Cash surrender value of life insurance policies	1,670,264	1,618,400
Goodwill	270,500	270,500
Intangible assets	407,745	459,713
Accrued interest receivable	834,190	700,199
Federal Home Loan Bank and other restricted stock	620,240	576,840
Other real estate owned	435,060	435,060
Other assets	1,124,717	823,122

	$143,309,157	$143,541,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$10,978,360	$14,070,105
Interest-bearing	103,046,482	99,603,204

Total	114,024,842	113,673,309
Borrowings	13,790,149	14,408,377
Subordinated debentures	3,000,000	3,000,000
Accrued interest payable	284,724	201,210
Other liabilities	1,040,646	986,940

Total liabilities	132,140,361	132,269,836

Shareholders’ equity
Common stock, $10.00 par value; 500,000 shares authorized; 190,000 shares issued	1,900,000	1,900,000
Additional paid-in capital	5,045,227	5,045,227
Retained earnings	4,946,155	4,609,252
Treasury stock, at cost; 5,261 shares	(478,773)	—
Accumulated other comprehensive income	(243,813)	(282,957)

Total shareholders’ equity	11,168,796	11,271,522

	$143,309,157	$143,541,358

See accompanying notes to the condensed consolidated financial statements.

3.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$1,815,033	$1,677,871	$5,281,580	$4,923,510
Taxable securities	248,150	252,980	772,159	714,431
Nontaxable securities	60,804	71,929	198,819	212,663
Dividends	9,238	7,352	25,766	18,168
Federal funds sold and other	25,295	25,939	56,369	90,430

Total interest and dividend income	2,158,520	2,036,071	6,334,693	5,959,202

Interest expense
Deposits	892,837	651,022	2,440,466	1,773,085
Subordinated debentures	63,537	48,563	177,982	133,353
Federal Home Loan Bank and other borrowings	138,981	143,941	378,268	403,587

Total interest expense	1,095,355	843,526	2,996,716	2,310,025

Net interest income	1,063,165	1,192,545	3,337,977	3,649,177

Provision for loan losses	52,000	127,000	126,500	295,000

Net interest income after provision for loan losses	1,011,165	1,065,545	3,211,477	3,354,177

Noninterest income
Fees for customer services	195,208	206,520	544,840	561,617
Net gains (losses) on sales of securities	—	—	(5,680)	1,169
Other	21,590	25,941	54,676	59,702

Total noninterest income	216,798	232,461	593,836	622,488

Noninterest expense
Salaries and employee benefits	536,625	582,197	1,666,570	1,714,006
Occupancy and equipment	232,666	224,350	690,851	633,263
Office supplies	41,321	45,058	138,193	144,204
Professional fees	39,328	90,837	142,998	192,917
Advertising and public relations	30,209	34,771	91,070	93,900
Taxes, other than income	38,726	35,552	116,704	117,137
ATM and debit card processing	27,782	13,543	67,057	70,489
Loan collection and repossessions	19,859	22,530	53,103	46,589
Intangible asset amortization	16,990	19,987	51,968	53,300
Other	90,141	125,681	285,841	399,277

Total noninterest expense	1,073,647	1,194,506	3,304,355	3,465,082

Income before income taxes	154,316	103,500	500,958	511,583
Income tax expense	33,436	16,817	90,159	100,928

Net income	$120,880	$86,683	$410,799	$410,655

Basic and diluted earnings per share	$0.65	$0.46	$2.19	$2.16

Weighted average shares outstanding	184,739	190,000	187,176	190,000

See accompanying notes to the condensed consolidated financial statements.

4.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance at beginning of period	$10,797,306	$11,431,162	$11,271,522	$11,222,936
Cash dividends ($.40 per share)	—	—	(73,896)	(76,000)
Purchase of 5,261 shares of treasury stock	—	—	(478,773)	—
Comprehensive income:
Net income	120,880	86,683	410,799	410,655
Change in net unrealized gain (loss) on securities available for sale, net of tax effects and reclassifications on realized gains	250,610	(121,430)	39,144	(161,176)

Total comprehensive income (loss)	371,490	(34,747)	449,943	249,479

Balance at end of period	$11,168,796	$11,396,415	$11,168,796	$11,396,415

See accompanying notes to the condensed consolidated financial statements.

5.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income	$410,799	$410,655
Adjustments to reconcile net income to net cash from operating activities
Net amortization of securities	20,997	50,128
Provision for loan losses	126,500	295,000
Depreciation and amortization	300,655	267,268
Net realized (gains) losses on sales of securities	5,680	(1,169)
Net loss recognized on trading securities	884	—
Purchases of trading securities	(119,000)	—
Federal Home Loan Bank stock dividends	(23,400)	(17,000)
Increase in cash surrender value of bank owned life insurance	(41,864)	(32,319)
Gain on sale of other real estate owned	—	(13,095)
Change in deferred loan costs	96,868	46,004
Change in accrued interest receivable	(133,991)	(133,185)
Change in accrued interest payable	83,514	25,250
Change in other assets and other liabilities	(258,129)	(196,660)

Net cash from operating activities	469,513	700,877

Cash flows from investing activities
Securities available for sale:
Purchases	(391,262)	(11,416,832)
Maturities, prepayments and calls	3,001,027	2,372,415
Sales	2,160,827	298,800
Purchases of Federal Home Loan Bank stock	(20,000)	(15,700)
Loan originations and payments, net	(2,385,267)	(1,647,840)
Proceeds from sale of other real estate owned	—	93,095
Purchase of bank owned life insurance	(10,000)	(30,000)
Purchases of premises and equipment	(1,035,930)	(502,480)

Net cash from investing activities	1,319,395	(10,848,542)

Cash flows from financing activities
Net change in deposits	351,533	(1,386,650)
Net cash received from branch acquisition	—	11,745,892
Proceeds from advance of long-term borrowings	5,500,000	7,200,000
Principal repayments of long-term borrowings	(6,118,228)	(4,109,689)
Repurchase of common stock for treasury	(478,773)	—
Cash dividends paid	(73,896)	(76,000)

Net cash from financing activities	(819,364)	13,373,553

Net change in cash and cash equivalents	969,544	3,225,888
Cash and cash equivalents at beginning of period	6,691,941	4,499,984

Cash and cash equivalents at end of period	$7,661,485	$7,725,872

Supplemental cash flow information:
Interest paid	$2,913,202	$2,260,553
Income taxes paid	270,000	230,000

Supplemental noncash disclosures:
Transfers from loans to other real estate owned and repossessions	$9,925	$144,875

See accompanying notes to the condensed consolidated financial statements.

6.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc., and its wholly-owned subsidiary The Ohio State Bank, at September 30, 2006, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by U.S. generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2005, included in its 2005 Annual Report. Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2005 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.
NOTE 2 — SECURITIES AVAILABLE FOR SALE
Securities at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$100,509	$1,413	$—	$101,922
U.S. government sponsored entities	15,246,511	—	(217,757)	15,028,754
Mortgage-backed	7,420,241	—	(202,139)	7,218,102
State and municipal	6,397,853	114,306	(54,229)	6,457,930
Corporate	518,097	—	(11,006)	507,091

Total debt securities	$29,683,211	$115,719	$(485,131)	$29,313,799

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury	$100,579	$2,234	$—	$102,813
U.S. government sponsored entities	17,397,029	2,752	(293,781)	17,106,000
Mortgage-backed	8,631,902	—	(208,310)	8,423,592
State and municipal	7,821,810	136,188	(53,396)	7,904,602
Corporate	529,162	—	(14,410)	514,752

Total debt securities	$34,480,482	$141,174	$(569,897)	$34,051,759

(Continued)

7.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — SECURITIES (Continued)
Sales of available for sale securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Proceeds	$—	$—	$2,160,827	$298,800
Gross gains	—	—	22,111	1,169
Gross losses	—	—	(27,791)	—
Securities with carrying values of $17,513,000 and $17,619,000 at September 30, 2006 and December 31, 2005 were pledged to secure public deposits and for other purposes.
NOTE 3 — LOANS
Loans at September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005

Commercial	$11,203,093	$9,614,236
Installment	15,607,250	18,529,276
Residential and non-commercial real estate	37,629,154	37,194,365
Commercial real estate	33,231,977	30,107,709
Other	44,337	52,638

	97,715,811	95,498,224
Net deferred loan costs	183,512	280,380
Allowance for loan losses	(955,130)	(986,385)

	$96,944,193	$94,792,219

Activity in the allowance for loan losses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance — beginning of period	$938,960	$967,724	$986,385	$961,404
Loans charged-off	(49,388)	(121,230)	(194,191)	(324,778)
Recoveries	13,558	13,606	36,436	55,474
Provision for loan losses	52,000	127,000	126,500	295,000

Balance — September 30	$955,130	$987,100	$955,130	$987,100

(Continued)

8.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — LOANS (Continued)
Impaired loans were as follows.

	September 30,	December 31,
	2006	2005

Balance of impaired loans with allocated allowance	$1,170,794	$550,492
Amount of allowance allocated	135,294	159,991
The average balance of impaired loans for the nine month periods ending September 30, 2006 and September 30, 2005 was $751,740 and $213,981 with $7,840 and $0 of interest income recognized in the 2006 and 2005 periods. No cash-basis interest income was realized in the 2006 and 2005 periods.
Nonperforming loans were as follows:

	September 30,	December 31,
	2006	2005

Loans past due over 90 days still on accrual	$748,242	$7,772
Loans on nonaccrual	1,400,558	1,151,297
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
NOTE 4 — DEPOSITS
Interest-bearing deposits were as follows.

	September 30,	December 31,
	2006	2005

Demand and money market	$25,914,162	$21,742,739
Savings	16,596,686	18,301,064
Time:
In denominations under $100,000	31,324,270	32,359,147
In denominations of $100,000 or more	29,211,364	27,200,254

Total interest-bearing deposits	$103,046,482	$99,603,204

Occasionally, in order to meet liquidity or asset/liability needs, the Bank will accept time deposits from out-of-market investors. These time deposits totaled $7,349,000 and $6,318,000 at September 30, 2006 and December 31, 2005.

9.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION
The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. at September 30, 2006, compared to December 31, 2005, and the consolidated results of operations for the three and nine months ended September 30, 2006, compared to the same periods in 2005. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
Supplemental Defined Benefit Plan: The Corporation provides a supplemental defined benefit plan for the current CEO and two former officers. All three plans call for fixed payments but the timing and number of payments will depend on actual mortality. The Corporation carries the present value of these deferred payments as a liability. The balance of this was $890,000 at September 30, 2006 and is combined with other liabilities on the consolidated balance sheet. The amount of annual expense related to fund the deferred liability depends on management’s estimates of appropriate discount rate and expected lives of individuals covered.

10.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION
Total assets of the Corporation have decreased slightly by $232,000, or 0.16%, since December 31, 2005. The most significant fluctuations occurred in securities available for sale, loans, and deposits. Further discussion of the major fluctuations in assets and liabilities can be found in the following paragraphs.
Trading Securities
During the nine months ending September 30, 2006, the Corporation purchased $119,000 of new securities classified as trading assets. These assets are made up of debt and equity mutual funds and were purchased to offset gains and losses in a non-qualified deferred compensation plan established in late 2005. These trading securities are the property of the Corporation; however, the future earnings of compensation deferred in the plan are tied to the performance of these securities. For more information about this new plan see exhibit 10.5 and note 9 of exhibit 13 of the Corporations 10-KSB filed March 30, 2006.
Securities Available For Sale
Securities available for sale have decreased $4,738,000, or 13.91%, since December 31, 2005. Throughout 2006, securities that matured were not replaced while others were sold to meet liquidity needs of the Corporation. This is due to loan demand and a current interest rate environment where the yield of most debt securities is relatively low when compared to the Corporations total and marginal cost of funds.
Loans
Loans have increased $2,152,000, or 2.27%, since December 31, 2005. Most of this growth has been in the form of commercial and commercial real estate loans which have increased $4,713,000 since December 31, 2005. This growth is primarily from Delaware County, Ohio, and is where the Corporation is planning to build two new retail branches in the coming year. Offsetting some of this growth is a decrease in Installment loans of $2,922,000. These loans are primarily consumer automobile loans. Automobile loan demand for the Corporation is down due to lower volume in local auto sales and manufacturer lending incentives offered directly to new car customers.
Total Deposits
Total deposits have increased $352,000 since December 31, 2005. Although this change is relatively small, fluctuation within this total has been more significant. Noninterest-bearing deposits have decreased 21.97% and interest-bearing deposits have increased 3.46% since December 31, 2005. Within interest-bearing deposits, the two largest increases came from public fund deposits (local government, schools, and libraries) and out-of-market investors (brokered deposits). These two sources of funds increased by $2,961,000 combined since December 31, 2005. Both public fund and brokered deposits are funding sources that are often more volatile and demand higher yields. Although the Corporation believes the asset/liability and liquidity management programs in place are adequate to cover the risks associated with these more volatile funds, the Corporation is making plans to establish new retail branches in high growth areas to obtain access to more traditional sources of deposits.

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
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005
Net income for the nine months ended September 30, 2006 was relatively unchanged compared to the same period in 2005. There were significant fluctuations in net interest income, provision for loan losses, and noninterest expenses that offset each other. The next few paragraphs will discuss the major fluctuations in income.
Net Interest Income
Net interest income is the largest component of Corporation’s income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income decreased by $311,000, or 8.53%, for the nine months ended September 30, 2006 compared to the same period in 2005. The Corporation is subject to depressed net interest income in periods of rising short-term interest rates because interest-bearing liabilities, such as the subordinated debentures and deposit accounts, reprice faster than most interest-earning assets. The asset/liability management process, which is monitored by executive management and the Board of Directors, uses computer modeling to forecast the exposure of potential interest rate movements on the Corporation’s net interest income. This exposure is currently within pre-established risk tolerance limits. When short-term interest rates stop rising and/or the yield curve moves away from what is called a flat or inverted environment, net interest income should improve.
The following table shows the average balances and net yields on interest-earning assets for the nine months ended September 30, 2006 and 2005. This net yield is for illustrative purposes only since an actual net yield on interest-earning asset calculation would involve some adjustments such as converting tax-free investment to a tax equivalent yield.

	Year-to-date	Year-to-date
	2006	2005

(A) Average interest-earning assets	$131,004,000	$133,094,000
(B) Annualized net interest income	4,451,000	4,866,000
Net Yield on interest-earning assets (B÷A)	3.40%	3.66%

12.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision For Loan Losses
Provision for loan losses is down $168,000 for the nine months ended September 30, 2006 versus the same period in 2005. This reduction is due to fewer loans being charged off over the nine month period ended September 30, 2006 and stable specific reserves on classified loans despite the increase in classified loan totals. A loan grading system is utilized for the commercial and real estate loan portfolios which set aside allowance reserves for individually graded loans that meet a certain scope or demonstrate delinquencies. A general allowance reserve is then established for other non-graded loans or pools of smaller-balance homogeneous loans based on historic loss data.
The following schedule is a breakdown of the allowance for loan losses allocated by type of loan.

	September 30, 2006	December 31, 2005

Commercial	$74,190	$148,790
Real Estate	305,770	248,369
Installment	432,027	463,846
Unallocated	143,143	125,380

Total	$955,130	$986,385

At September 30, 2006, a single loan for $413,000 is contained in both impaired and loans past due over 90 days still on accrual within note 3 of this quarterly report. This loan is secured by residential real estate and has no specific allowance reserves allocated toward it. Management believes that no losses will be realized due to the current listing price of the collateral and support from an independent appraisal.
Noninterest Expense
Noninterest expense decreased $161,000, or 4.64%, for the nine months ended September 30, 2006 versus the same period in 2005. The difference was mainly due to the branch acquisitions, name change, and an executive matter occurring in 2005, partially offset by an increase in occupancy and equipment in 2006.
In early 2005, the Corporation changed the name of the Bank and acquired two banking branches from another financial institution. These factors temporarily increased overhead and are the primary reasons for the decrease in office supplies, ATM and debit card processing, and other noninterest expenses.
The executive matter, related to an executive officer who resigned July 27, 2005, resulted in increased noninterest expense due to outside research, legal consultation, and compensation paid to the executive. The Board of Directors and Management do not believe the Corporation is exposed to any future contingent liabilities and does not expect any further expenses related to this matter. These expenses were located in salaries and employee benefits and professional fees for approximately $40,000 and $50,000.
Significant capital expenditures, including the purchase of two new banking offices, were made throughout 2005 in order to improve customer service and security. In the third quarter of 2006, expenses of $22,000 were recognized in the dissolution of a land purchase contract in Delaware County, Ohio. These events contributed to the $58,000, or 9.09%, increase in occupancy and equipment expenses. Management is currently searching for a new site that will be better suited for the Corporation’s needs to replace the terminated land contract.

13.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Federal Income Tax Expense
Federal income tax expense decreased $11,000, or 10.67%, for the nine months ended September 30, 2006 versus the same period in 2005. This decrease is due to a decrease in income before income taxes and a change in the effective tax rate. The effective tax rate for the nine month period ending September 30, 2006 and September 30, 2005 was 18.0% and 19.7%. The Corporation’s effective tax rate is lower than its statutory 34.0% rate primarily due to interest on municipal securities and increases in the cash surrender value of bank owned life insurance which are both exempt from federal income tax.
THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005
Net income for the three months ended September 30, 2006 was $121,000, or $34,000 more than the same period in 2005. This was primarily due to a decrease in noninterest expenses of $121,000 and a decrease in provision for loan losses of $75,000 partially offset by a decrease in net interest income of $130,000. All these and other material fluctuations in income between the three months ended and nine months ended September 30, 2005 and 2006 are similar in nature, and discussed in the previous section.
CAPITAL RESOURCES
The Corporation’s subsidiary, The Marion Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action having a direct material affect on the operations of the Bank.
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

14.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

At September 30, 2006 and December 31, 2005, the actual capital ratios for the Bank were:

	September 30,	December 31,
	2006	2005

Total capital to risk-weighted assets	13.7%	13.1%
Tier 1 capital to risk-weighted assets	12.7	12.1
Tier 1 capital to average assets	9.0	8.3
At September 30, 2006 and December 31, 2005, the Bank was categorized as well capitalized. In April and May of 2006, the Corporation purchased a total of 5,261 shares, or 2.77% of outstanding shares, and will carry them as treasury shares. The Corporation does not expect this action to impact capital at the Bank.
LIQUIDITY
Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank’s customers and the Corporation’s other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) and cash flows expected from the securities portfolio within 90 days at September 30, 2006 and December 31, 2005 are listed below. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

	September 30,	December 31,
	2006	2005

Cash and cash equivalent assets	$7,661,000	$6,692,000
Security portfolio cashflows expected to be received within 90 days	1,367,000	1,530,000

	$9,028,000	$8,222,000

Taking into account the capital adequacy, profitability and reputation maintained by the Corporation, available liquidity sources are considered adequate to meet current and projected needs. See the Condensed Consolidated Statements of Cash Flows for a more detailed review of the Corporation’s sources and uses of cash.
EXPANSION PLANS
As previously disclosed, the Corporation is dedicated to continued growth outside of Marion County. Part of this expansion plan was the Bank’s name change in early 2005 creating a more uniform regional identity and the two branch acquisitions. Also, the Bank plans to build two full service branches in Delaware County, Ohio. Delaware County is the fastest growing county in Ohio and, according to U.S. Census data; Delaware County has the highest median household income in the State of Ohio. In April of 2006, the Bank closed on one property located along U.S. Route 23 in Lewis Center, Ohio. The property is 1.92 acres with a cost of approximately $850,000. The Bank intends to start construction over the next several months on a 7,800 square feet facility that will be a full service branch and act as a regional headquarters for further expansion. Management is currently searching for a suitable second site.

15.

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
Internal Control Over Financial Reporting
There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

16.

OHIO STATE BANCSHARES, INC.
FORM 10-QSB
Quarter ended September 30, 2006
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

OHIO STATE BANCSHARES, INC.

(Registrant)

Date: November 2, 2006

(Signature) Gary E. Pendleton President and Chief Executive Officer

Date: November 2, 2006

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