Form 10KSB
period 2006-12-31
OHIO STATE BANCSHARES INC
filed 2007-04-16
CIK 919644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Common Shares, $10.00 par value
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer’s revenue for the year ended December 31, 2006 was: $9,391,771.
The aggregate market value of the Issuer’s voting stock held by nonaffiliates of the Issuer as of March 20, 2007 based on the trade price of $92.00 was $13,743,236.
At March 20, 2007, there were issued and outstanding 183,939 of the Issuer’s Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Issuer’s 2006 Annual Report to security holders are incorporated by reference into Item 1, Item 6 and Item 7 and are attached as exhibit 13. Portions of the Issuer’s Proxy Statement to be separately filed and dated approximately May 30, 2007, are incorporated by reference into Item 9, Item 10, Item 11, Item 12 and Item 14.
Transitional Small Business Disclosure Form (check one): Yes     ☐ No     ☑

INDEX
FORM 10-KSB

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
Business
At the annual shareholders’ meeting held on April 13, 1995, The Marion Bank’s (“Bank”) shareholders approved a plan of reorganization whereby they would exchange their shares of Bank stock for the common stock of Ohio State Bancshares, Inc. (“OSB”), together referred to as the Corporation. OSB received approval from the Board of Governors of the Federal Reserve System during early 1996 and the reorganization was consummated on May 16, 1996. In January of 2005, OSB changed the name of the Bank to The Ohio State Bank. The principal business of OSB is presently to operate the Bank, which is a wholly-owned subsidiary and its principal asset. OSB and the main office of the Bank are located at 111 South Main Street, Marion, Ohio 43302. The Corporation’s telephone number is (740) 387-2265.
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

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by OSB’s chief executive officer and chief financial officer are now required which attest that OSB’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Additionally, the Chief Executive Officer and Chief Financial Officer are now required to certify that OSB has effective disclosure controls and procedures. See Item 8A of OSB’s annual report on Form 10-KSB for more information regarding management’s evaluation of OSB’s disclosure controls and procedures, and OSB’s internal control over financial reporting.
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
The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2006, the Bank exceeded its minimum regulatory capital requirements with a total risk-based capital ratio of 13.6%, a Tier 1 risk-based capital ratio of 12.7% and a leverage ratio of 8.9%.
In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination). At December 31, 2006, the Bank satisfied all requirements for inclusion in the “well capitalized” category.
Dividends. Ohio law prohibits the Bank, without the prior approval of the Division, from paying dividends in an amount greater than the lesser of its undivided profits or the total of its net income for that year, combined with its retained net income from the preceding two years. The payment of dividends by any financial institution or its holding company is also affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be under-capitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006.
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

Competition
The Bank’s market area is competitive. As of June 30, 2006, the latest date as of which market share information compiled by the FDIC is available, there were ten (10) banking and savings institutions operating in the Bank’s primary market area of Marion County, Ohio. The Ohio State Bank ranked fourth in the market with a deposit market share of 13.92%. The Bank’s primary competition comes from larger regional banking organizations, but it also faces growing competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other non-bank providers of financial services.
Employees
As of December 31, 2006, the Bank employed 42 full-time and 7 part-time employees.
Statistical Disclosures By Bank Holding Companies
The statistical disclosures required by bank holding companies is incorporated by reference and are included on page 2 under the heading Summary of Selected Financial Data, in Footnotes 3, 6 and 7 to the consolidated financial statements and in the managements discussion and analysis of the Corporation’s 2006 Annual Report and is attached as Exhibit 13.
Nonaccrual loans for the Bank were $1,491,008 at December 31, 2006. If these loans had been performing in accordance with their original terms, and not placed on nonaccrual status, an additional $63,262 would have been recognized as interest income in 2006. Additional information regarding nonaccrual, past due and restructured loans is incorporated by reference and is included on pages 13, 14, 30 and 31 of the Corporation’s 2006 Annual Report and is attached as Exhibit 13.
ITEM 2 — DESCRIPTION OF PROPERTY
The Bank’s main office is located in downtown Marion, Ohio. The Bank opened a full service branch at 220 Richland Road, Marion, Ohio in December 1996. The Bank also purchased two full service branches in 2005 located at 201 Marion Green Camp Rd, Green Camp, Ohio and at 24 West Ottawa in Richwood, Ohio. The branches provide a full range of financial services including drive-through lanes, ATM machines and night deposit capabilities. The Bank owns all premises related to its main office, Richwood office and Green Camp office, and leases its branch under an operating lease at 220 Richland Road. In 2006, the Bank purchased undeveloped land in Delaware County, Ohio along U.S. Route 23 for a future full service branch location. All such premises are suitable for their intended use. Management believes all properties are in excellent condition and are adequately covered by insurance.
ITEM 3 — LEGAL PROCEEDINGS
Corporation management is aware of no pending or threatened litigation in which the Corporation faces potential loss or exposure which will materially affect the consolidated financial statements or involves a claim for damages exceeding ten percent of the assets of the Corporation.
The Corporation and its subsidiary have not been required to pay a penalty to the IRS for failing to make disclosures with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the Corporation’s December 31, 2006 fiscal year end.

PART II
ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
The common stock of the Corporation trades infrequently and is not traded on any established securities market. Parties interested in buying or selling the Corporation’s stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI) 1-800-224-1013.
For 2006 and 2005, bid and ask quotations were obtained from CBI, which handles a limited amount of the Corporation’s stock transactions. The quotations are inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	Low Bid	High Bid	Low Ask	High Ask
2006

1st Qtr.	$90.00	$90.00	$93.00	$93.00
2nd Qtr.	90.00	92.00	93.00	95.00
3rd Qtr.	92.00	92.00	95.00	95.00
4th Qtr.	92.00	92.00	95.00	95.00

2005

1st Qtr.	$84.00	$84.00	$87.00	$87.00
2nd Qtr.	84.00	88.00	87.00	91.00
3rd Qtr.	88.00	88.00	91.00	91.00
4th Qtr.	88.00	90.00	91.00	93.00
Management does not have knowledge of the prices paid in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Corporation’s stock, these prices may not reflect the prices at which the stock would trade in an active market.
The Corporation has 500,000 authorized and 183,939 outstanding shares of common stock held by approximately 514 shareholders as of December 31, 2006. The Corporation paid cash dividends of $0.40 per share in June and December of 2006 and 2005, resulting in a total amount of $0.80 per share in 2006 and 2005.
Dividends are paid only when declared by the Board, in its sole discretion, based on the Corporation’s financial condition, results of operation, market conditions and such other factors as it may deem appropriate. The payment of dividends by the Corporation and the Bank is affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. These regulations and restrictions may limit the Corporation’s ability to obtain funds from the Bank for the Corporation’s cash needs, including funds for acquisitions, payments of dividends and interest, and the payment of operating expenses.
On January 11, 2007, the Corporation announced that it will soon issue a proxy statement seeking shareholder approval to allow a series of stock splits that will effectively reduce the Corporation’s outstanding shareholders of record to below 300. The purpose of this is to complete a “going private” transaction and remove the Corporation from many regulatory requirements under the Securities Exchange Acts and the Securities and Exchange Commission (the “SEC”). Once complete, a copy of this proxy statement will be filed with the SEC and a copy will be sent to all shareholders.

In 2006, OSB purchased 6,061 of its own shares as treasury shares at an average price of $91.27.
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
	(a)		Shares (or Units)	Shares (or Units) that
	Total Number of	(b)	Purchased as Part of	May Yet Be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs
1/1/2006 to 1/31/2006	—	—	—	—
2/1/2006 to 2/28/2006	—	—	—	—
3/1/2006 to 3/31/2006	—	—	—	—
4/1/2006 to 4/30/2006	1,113	$90.90	-0-	N/A
5/1/2006 to 5/31/2006	4,148	91.03	-0-	N/A
6/1/2006 to 6/30/2006	—	—	—	—
7/1/2006 to 7/31/2006	—	—	—	—
8/1/2006 to 8/31/2006	—	—	—	—
9/1/2006 to 9/30/2006	—	—	—	—
10/1/2006 to 10/31/2006	800	93.00	-0-	N/A
11/1/2006 to 11/30/2006	—	—	—	—
12/1/2006 to 12/31/2006	—	—	—	—
Total	6,061	$91.27	-0-	N/A
ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Information concerning Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 26 through 40 of the 2006 Annual Report and is attached as exhibit 13.
ITEM 7 — FINANCIAL STATEMENTS
Information concerning the audited consolidated financial statements of the Corporation for 2006 and 2005 appears on pages 3 through 25 of the 2006 Annual Report and is attached as exhibit 13.

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No changes in or disagreements with the Corporation’s independent accountants on accounting and financial disclosure have occurred during the two most recent fiscal years.
ITEM 8a – CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III
ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information concerning Directors and Executive Officers of the Corporation appears in the Corporation’s Definitive Proxy Statement and is incorporated herein by reference.
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
The Board of Directors of the Corporation adopted a Code of Business Conduct and Ethics (the “Code”) at its meeting on March 16, 2006 applicable to all officers, directors and employees of the Corporation and the Bank, including the chief executive officer, chief financial officer, principal accounting officer and other senior officers performing accounting, auditing, financial management or similar functions. The administration of the Code has been delegated to the Audit Committee of the Board of Directors, a Committee comprised entirely of “independent directors.” The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Corporation assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms. The Board and management of the Corporation intend to continue to monitor not only the developing legal requirements in this area, but also the best practices of comparable companies, to assure that the Corporation maintains sound corporate governance practices in the future.
A copy of the Corporation’s Code is available on the website of the Bank (www.theohiostatebank.com.) In addition, a copy of the Code is available to any shareholder free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Mr. Gary Pendleton, President, Chief Executive Officer, Ohio State Bancshares, Inc., 111 S. Main Street, Marion, Ohio 43302.
ITEM 10 — EXECUTIVE COMPENSATION
Information concerning executive compensation appears in the Corporation’s Definitive Proxy Statement and is incorporated herein by reference.
ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management is contained in the Corporation’s Definitive Proxy Statement and is incorporated herein by reference.
ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions and Director independence is contained in the Corporation’s Definitive Proxy Statement and is incorporated herein by reference.

ITEM 13 — EXHIBITS
EXHIBITS

Reference to
Regulation S-B		Prior Filing
Exhibit		Exhibit Number
Number	Description of Document	Attached Hereto	Date Filed
3.1(a)	Amended Articles of Incorporation of the Corporation	*	03/29/2000

3.1(b)	Amendment to Articles of Incorporation eliminating preemptive rights and cumulative voting	*	03/30/2006

3.2	Code of Regulations of the Corporation	*	03/29/2000

4	Form of Shares Certificate of Common Shares	***

10.1	Lease Agreement Between Henney and Cooper, Inc. and The Marion Bank for Branch on Richland Road in Marion, Ohio	*	03/24/1997

10.2	Executive Indexed Salary Continuation Plan Agreement for President	*	03/24/1997

10.3	Supplemental Executive Retirement Plan for President	*	09/21/2004

10.4	Executive Change of Control Agreements	*	09/21/2004

10.5	Executive Deferred Compensation Plan	*	03/30/2006

13	Ohio State Bancshares 2006 Annual Report	Attached

20	Proxy Statement for the 2006 Annual Meeting of the Shareholders	**

21	Subsidiaries of the Registrant	***

31.1	Chief Executive Officer Certification	Attached

31.2	Chief Financial Officer Certification	Attached

32.1	Chief Executive Officer Certification	Attached

32.2	Chief Financial Officer Certification	Attached

*	Indicates documents which have been previously filed as separate pages of the Corporation’s annual report on Form 10-KSB or on form 8-K in prior periods. The dates listed represent the filing dates. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request.

**	The indicated exhibit is separately filed by the Corporation and such document is incorporated herein by reference.

***	Indicates documents which have been previously filed as part of the Issuer’s Registration Statement under the Securities Act of 1933 on Form S-4 (file number 33-75866) dated April 18, 1994 and amended and declared effective April 16, 1995. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B. Such documents are available to shareholders without charge upon request from the Issuer.

ITEM 14 – PRINCIPLE ACCOUNTANT FEES AND SERVICES
Information concerning principle accounting firm fees appears in the Corporation’s Definitive Proxy Statement and is incorporated herein by reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO STATE BANCSHARES, INC.
April 11, 2007	By:	/s/ GARY E. PENDLETON
Date		Gary E. Pendleton, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on April 21, 2005.

Signatures	Signatures

/s/ GARY E. PENDLETON Gary E. Pendleton	/s/ TED M. McKINNISS Ted M. McKinniss
President and Chief Executive Officer, Director	Director

/s/ THEODORE L. GRAHAM Theodore L. Graham	/s/ LOIS J. FISHER Lois J. Fisher
Director	Director

/s/ FRED K. WHITE Fred K. White	/s/ THURMAN R. MATHEWS Thurman R. Mathews
Director, Chairman of the Board	Director

/s/ LOWELL E. THURSTON Lowell E. Thurston	/s/ TODD M. WANNER Todd M. Wanner, CFA, CPA
Director	Chief Financial Officer