Form 10KSB/A
period 2006-12-31
OHIO STATE BANCSHARES INC
filed 2007-04-30
CIK 919644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)
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
Issuer’s revenues for the year ended December 31, 2006 were $9,391,771.
The aggregate market value of the Issuer’s voting stock held by nonaffiliates of the Issuer as of March 20, 2007 based on the trade price of $92.00 was $13,743,236.
At March 20, 2007, there were issued and outstanding 183,939 of the Issuer’s Common Shares. Transitional Small Business Disclosure Form (check one): Yes ☐    No ☑

EXPLANATORY NOTE
     This amendment number 1 to registrant’s Annual Report on Form 10-KSB amends our previously filed Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “Form 10-KSB”). This amendment is being filed to report those Part III items which were initially incorporated by reference to registrant’s proxy statement for its 2007 annual meeting of shareholders. The registrant will not be filing its proxy statement for its 2007 annual meeting of shareholders prior to the 120th day after the end of the fiscal year covered by the Form 10-KSB.
PART III
ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Identification of Directors and Executive Officers.
DIRECTORS

		Principal Occupation
Name		Over the Past Five Years	Director Since
Class I Nominees (Term to Expire 2007)
Lowell E. Thurston	66	President, Carroll’s Jewelers	2006
Gary E. Pendleton	62	President and CEO, Ohio State Bancshares, Inc.	1990
Ted M. McKinniss	56	Attorney of counsel with Kegler, Brown, Hill and Ritter	2005
Class II Nominees (Term to Expire 2008)
Theodore L. Graham	61	Managing Partner, Graham Investment Co. (Warehousing and Real Estate Development)	1991
Lois J. Fisher	58	Commercial Real Estate Development	1994
Thurman R. Mathews	78	Owner, Mathews, Kennedy Ford Lincoln Mercury, Marion	1994
Fred K. White, Chairman	72	Real Estate Agent, HER Kinney Properties(1)	1994
EXECUTIVE OFFICERS

		Positions held	Executive
Name		During the Past Five Years	Since
Gary E. Pendleton	62	President and Chief Executive Officer	1996(2)
Steven M. Strine	51	Senior Vice President and Chief Lending Officer	1999
Todd M. Wanner	33	Senior Vice President and Chief Financial Officer	2000

(1)	Prior to joining HER Kinney Properties, Mr. White was Division Manager of Ohio Edison (utility company).

(2)	1996 is the year that The Ohio State Bank, formerly known as The Marion Bank, was reorganized into the wholly-owned subsidiary of Ohio State Bancshares, Inc.
     Section 16 Reports. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater than ten percent shareholders are required by regulation of the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Section 16(a) forms furnished to the Company during, or with respect to, the most recent fiscal year, the Company believes that its executive officers and Directors timely satisfied all filing requirements applicable to them under Section 16(a) during that period, except as follows: Lowell E. Thurston filed a Form 3 outside of the requisite 10 day period following his appointment to the board of directors, which report indicated ownership of shares acquired in two transactions both of which occurred subsequent to his appointment to the board and for which no Form 4s were filed; and Ted M. McKinniss filed a Form 3 outside of the requisite 10 day period following his appointment to the board of directors, which report indicated ownership of shares acquired in two transactions both of which occurred subsequent to his appointment to the board and for which no Form 4s were filed.
     Audit Committee Financial Expert. The Board of Directors has determined that the Company does not have an audit committee financial expert serving on its audit committee. However, the Board of Directors has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the committee. At this time, the Board does not believe it is necessary to actively search for an outside person to serve on the Board who would qualify as a financial expert.
     Code of Business Conduct. The Board of Directors of the Company adopted a Code of Business Conduct and Ethics (the “Code”) at its meeting on March 16, 2006 applicable to all officers, directors and employees of the Company and the Bank, including the chief executive officer, chief financial officer, principal accounting officer and other senior officers performing accounting, auditing, financial management or similar functions. The administration of the Code has been delegated to the Audit Committee of the Board of Directors, a Committee comprised entirely of “independent directors.” The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Company assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms. The Board and management of the Company intend to continue to monitor not only the developing legal requirements in this area, but also the best practices of comparable companies, to assure that the Company maintains sound corporate governance practices in the future. A copy of the Company’s Code is available on the website of the Bank (www.theohiostatebank.com.) In addition, a copy of the Code is available to any shareholder free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Mr. Gary Pendleton, President, Chief Executive Officer, Ohio State Bancshares, Inc., 111 S. Main Street, Marion, Ohio 43302.
ITEM 10 — EXECUTIVE COMPENSATION
     Executive Compensation. The following table sets forth the annual and long-term compensation for the Company’s Chief Executive Officer and its two other highest paid executive officers, as well as the total compensation paid to each individual during the Company’s last completed fiscal year.
Summary Compensation Table

						Non-Equity	Nonqualified
					Option	Incentive Plan	Deferred	All Other
Name and				Stock	Awards	Compensation	Compensation	Compensation
Principal Position	Year	Salary ($)	Bonus($)	Awards ($)	($)	($)	Earnings ($)	($)	Total($)
Gary E. Pendleton, President and CEO, Ohio State Bancshares, Inc.	2006	124,400[1]	—	—	—	43,118	—	97,816[2]	265,334
Steven M. Strine, Senior Vice President, Chief Lending Officer	2006	95,500	—	—	—	5,730	—	34,915[3]	136,145
Todd M. Wanner, Senior Vice President and Chief Financial Officer	2006	90,000	—	—	—	5,400	—	8,777[4]	104,177

1.	Includes $8,400 in director fees.

2.	Includes $25,000 representing the Company’s contribution to Mr. Pendleton’s account under the Non-Qualified Deferred Compensation Plan and $45,702 representing the Company’s accrual under the Non-Qualified Supplemental Retirement Plan, with remaining amounts attributable to medical and life insurance premiums paid on behalf of Mr. Pendleton, the Company’s matching contribution to Mr. Pendleton’s 401(k) account, and amounts paid for club memberships and automobile related expenses.

3.	Includes $25,000 representing the Company’s contribution to Mr. Strine’s account under the Non-Qualified Deferred Compensation Plan, with remaining amounts attributable to medical and life insurance premiums paid on behalf of Mr. Strine, and the Company’s matching contribution to Mr. Strine’s 401(k) account.

4.	Includes amounts attributable to life insurance premiums paid on behalf of Mr. Wanner, the Company’s matching contribution to Mr. Wanner’s 401(k) account, and the Company’s contribution to Mr. Wanner’s account under the Non-Qualified Deferred Compensation Plan.
     Base Salary and Cash Incentive Plan. The base salaries of the named executive officers are reviewed and set by the Compensation Committee annually. The Committee reviews and evaluates the chief executive officer and senior management performance, in light of goals and objectives set by the Committee that include the Company’s performance and return to shareholders. Salary income for each named executive officer for calendar year 2006 is reported in the “Salary” column of the Summary Compensation Table.
     The Company has also established a short-term cash incentive compensation plan that provides for cash awards upon the achievement of performance targets established for each executive officer. The cash-based plan is designed to reward achievement of short-term performance goals. The amount of the annual cash bonus that may be earned by the chief executive officer is determined solely by reference to the Bank’s unconsolidated net income before both income tax and accruals taken by the Company for other bonus pay-outs (“Net Income”). The chief executive officer’s bonus is determined incrementally as follows:
•	3.0% of all Net Income up to $100,000;

•	3.5% of all Net Income in excess of $100,000 and up to $200,000;

•	4.0% of all Net Income in excess of $200,000 and up to $600,000;

•	5.0% of all Net Income in excess of $600,000 and up to 1,200,000; and

•	6.0% of all Net Income in excess of $1,200,000.
     The amount of the annual cash bonus that may be earned by each senior vice president (“SVP”) is keyed to their respective base salaries and based on a combination of the following four factors: (1) return on assets (“ROA”); (2) asset growth; (3) years of experience; and (4) the subjective assessment of the Compensation Committee. An ROA bonus is awarded only in the event that ROA exceeds 0.65%, and each SVP is eligible to receive from between 1.0% and 10.0% of their respective base salaries if ROA hits certain targeted thresholds. An asset growth bonus is awarded only in the event that asset growth exceeds 4.0%, and each SVP is eligible to receive from between 2.0% and 5.0% of their respective base salaries if asset growth hits certain targeted thresholds. In addition, each SVP is also entitled to receive up to 3% of their respective base salaries based upon years of service, and the Compensation Committee also awards a discretionary bonus of up to 4% of base salary.
     Cash incentive income for each named executive officer for calendar year 2006 is reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
Retirement and Post–Employment Benefits.
     Non-Qualified Supplemental Retirement Plan. During 2004, the Company amended its Executive Indexed Salary Continuation Plan (“Supplemental Plan”) with Mr. Pendleton. The purpose of the Supplemental Plan is to supplement Mr. Pendleton’s retirement income. Pursuant to the terms of the Supplemental Plan, at Mr. Pendleton’s retirement, or upon termination of employment resulting from his disability, he will be entitled to receive an annual payment of $75,000 during the first 5 years and $80,000 per year thereafter for the longer of his life or the life of his spouse. In the event Mr. Pendleton and his spouse should die before receiving aggregate benefits of $750,000, their beneficiary will be entitled to receive a payment in the amount necessary to equal $750,000 when added together with all payments received by Mr. Pendleton and his spouse prior to death. In the event of Mr. Pendleton’s death during his employment, his wife will be entitled to receive payments under the Supplemental Plan until her death. The Corporation maintains the present day value of these expected future cash flows as an accrued payable in other liabilities.
     The Company’s accrual under this plan for calendar year 2006 is reported in the “All Other Compensation” column of the Summary Compensation Table and the related footnotes thereto.
     Non-Qualified Deferred Compensation Plan. In 2005, the Company established a deferred compensation plan that covers Messrs. Pendleton, Strine and Wanner. Under the plan, the Company may make a defined contribution to the plan and participants may make elective deferrals. In 2006, the Company contributed $25,000 for both Messrs. Pendleton and Strine and $5,000 for Mr. Wanner. All contributions by or on behalf of participants are invested in the name of the Company, and no participant has any rights to his or her account allocations other than as a general creditor. Participants do have the option of allocating their respective contributions among various pre-selected mutual funds, and each participant is entitled to an “earnings credit” equal to the amount of the earnings or losses from the plan’s investments as allocated to his or her account. Contributions vest only upon the completion of 10 years of service from the date of the contribution or upon reaching retirement age, whichever occurs first. As of December 31, 2006, no participant had any vested balances under this plan.
     The Company’s contributions under this plan for calendar year 2006 are reported in the “All Other Compensation” column of the Summary Compensation Table and the related footnotes thereto.
     401(k) Plan. The Corporation provides a defined contribution plan (401(k) plan) that covers substantially all employees. Eligible employees may contribute any percentage of their pre-tax compensation subject to maximum statutory limitations. The Corporation matches 100% of all employee contributions up to 4% of the participant’s base compensation. In addition, the Corporation may make an additional discretionary contribution allocated to all eligible participants based on compensation.
     The Company’s contributions under this plan for calendar year 2006 are reported in the “All Other Compensation” column of the Summary Compensation Table and the related footnotes thereto.
     Change of Control Agreement. The Company has entered into a Change in Control Agreement with Mr. Pendleton and Mr. Strine. The terms of the agreement provide that in the event of a sale, merger or similar transaction of the Company in which the Company is not the surviving corporation, Mr. Pendleton is entitled a severance payment equal to three times his annual compensation and Mr. Strine two times his annual compensation, which is defined to include the current Salary plus previous year’s cash bonus. The severance payment is payable in the event of involuntary termination of employment within two years of the Change in Control or voluntary termination during the period beginning three months following the Change in Control and ending six months after the Change in Control. In addition, they are entitled under the terms of the Agreement to receive certain health, disability, dental life insurance and other benefits for a two-year period following a Change in Control. The agreement provides for the reimbursement of certain excise taxes imposed upon payments received, which are deemed “excess parachute” payments under the provisions of Section 280G of the Internal Revenue Code.
     “Change of Control of the Company” is defined in the Change of Control Agreement to mean: (i) the acquisition by a person or persons acting in concert with the power to vote 35 percent or more of a class of the Company’s voting securities; or (ii) a merger, consolidation, sale of assets, reorganization, or proxy contest, is consummated and, as a consequence of which, members of the Board in office immediately prior to such transaction or event constitute less than a majority of the Board thereafter, (iii) during any period of 24 consecutive months, individuals who at the beginning of such period constitute the Board (including for this purpose any new director whose election or nomination for election by the Company’s stockholders was approved by a vote of at least one-half of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board, or (iv) a merger, consolidation or reorganization is consummated with any other corporation pursuant to which the shareholders of the Company immediately prior to the merger, consolidation or reorganization do not immediately thereafter directly or indirectly own more than fifty percent (50%) of the combined voting power of the voting securities entitled to vote in the election of directors of the merged, consolidated or reorganized entity.
     Director Compensation. The following table sets forth the annual compensation for each of the Company’s directors during the Company’s last completed fiscal year.

				Nonqualified
	Fees Earned		Non-Equity	Deferred
	or Paid in	Stock	Incentive Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Lowell E. Thurston	8,400	—	—	—	—	8,400
Ted M. McKinniss	8,400	—	—	—	—	8,400
Theodore L. Graham	8,400	—	—	—	—	8,400
Lois J. Fisher	8,400	—	—	—	—	8,400
Thurman R. Mathews	8,400	—	—	—	—	8,400
Fred K. White	10,200	—	—	—	—	10,200

     With the exception of the chairman, each director is paid cash fees of $700 per month. The chairman receives cash fees of $850 per month.
ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Shares Beneficially Owned
Name and Mailing Address (6)	as of Record Date(7)		Percent of Class
Lowell E. Thurston	100		0.05%
Gary E. Pendleton	2,110	(1)	1.15%
Ted M. McKinniss	77		0.04%
Theodore L. Graham	11,923	(2)	6.48%
Lois J. Fisher	708	(3)	0.38%
Thurman R. Mathews	18,993	(4)	10.33%
Fred K. White	500	(5)	0.27%
Steven M. Strine	115		0.06%
Todd M. Wanner	30		0.02%

	34,556		18.79%

(1)	Includes 507 shares owned jointly with spouse.

(2)	Includes 11,537 shares owned by partnership of which Mr. Graham is a general partner.

(3)	Includes 500 shares held in a trust of which Ms. Fisher is the Trustee.

(4)	Includes 17,549 shares owned by spouse.

(5)	Includes 500 shares owned by Fred K. White Living Trust.

(6)	The mailing address of each Director for receipt of communications in connection with these materials is 111 S. Main Street, Marion, Ohio 43302, such being the address of the principal offices of the Company. The Company’s phone number at its main address is (740) 387-2265.

(7)	Unless otherwise designated, the shares set forth in the table above are shares, as known to management, over which the nominee or director has sole voting and investment power.
ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The Board of Directors has determined that all Directors have met the independence standards of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards with the exception of Gary E. Pendleton, who is the Chief Executive Officer of the Company. Directors deemed independent by the Board of Directors include Lowell E. Thurston; Ted M. McKinniss; Theodore L. Graham; Lois J. Fisher; Thurman R. Mathews; and Fred K. White. Each member of the Company’s Audit, Compensation, and Nominating and Governance Committees of the Company is independent in accordance with Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, and each member of the Audit Committee also meets the audit committee qualifications of Rule 4350(d)(2) of the National Association of Securities Dealers listing standards. The Ohio State Bancshares, Inc. Code of Ethics and Business Conduct charges the Audit Committee of the Board of Directors with responsibility for reviewing and approving related-party transactions. In determining the independence of the Company’s directors, the Audit Committee and the Board of Directors have considered the following related-party transactions:
•	Director McKinnis: Ted M. McKinniss, a member of the Company’s Board of Directors, is of counsel to Kegler, Brown, Hill and Ritter, LPA, a law firm with offices in Columbus and Marion that provides legal services to both the Company and the Bank. During the last two years, the Company and the Bank have paid a total of $78,525 in legal fees to Kegler, Brown, Hill and Ritter, LPA.

•	Director Mathews: During the last two years, the Bank has also made payments to Mathews Kennedy Ford Lincoln Mercury, Inc., Mathews Acura Motors, Inc., Mathews Dodge Chrysler Jeep, Inc. and Mathews Budget Auto Center, Inc. (collectively, the “Dealerships”) totaling $106,000. The Dealerships are each Ohio corporations that are either wholly-owned or controlled by Thurman Mathews, a member of the Company’s Board of Directors. These fees were paid in connection with the Dealerships’ origination of automobile loans on behalf of the Bank. The arrangements between the Bank and the Dealerships in connection with such origination activity are on substantially the same terms as those of comparable arrangements between the Bank and other automobile dealerships in the area that are not affiliated with insiders of the Company.
     The Company has engaged and intends to continue to engage in the lending of money through its subsidiary bank to several of its directors, executive officers and corporations or other entities in which they may own a controlling interest. The loans to such persons (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than a normal risk of collectibility or present other unfavorable features. Except for the specific transactions described above no director, executive officer or beneficial owner of more than five percent of the Company’s outstanding voting securities (or any member of their immediate families) engaged in any transaction with the Company during 2006 in which the amount involved exceeded $120,000.
ITEM 13 — EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The Company’s independent accountants billed the aggregate fees shown below for the indicated services rendered to Company and its subsidiaries for the year 2005 and 2006.

	2005		2006

Audit Fees (a)	$62,000		$70,000
Audit Related Fees	—		—
Tax Fees (b)	7,850		7,800
All Other Fees	9,725	(c)	1,175	(d)

(a)	Include fees for service relating to Statement on Auditing Standards Nos. 70 and 71.

(b)	Includes fees for services related to tax compliance and tax planning.

(c)	Includes fees for review of system controls directly related to the external audit and fees for services related to the implementation of new accounting and internal control procedures.

(d)	Includes fees for consultation regarding the Bank’s securities classified as trading portfolio, other real estate owned, and certain hedging transactions.
     The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of its auditing firm.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2007		Ohio State Bancshares, Inc.

	By:	/s/ Gary E. Pendleton

Gary E. Pendleton President and Chief Executive Officer