Form 10QSB
period 2007-03-31
OHIO STATE BANCSHARES INC
filed 2007-05-14
CIK 919644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common stock, $10.00 par value	183,939 common shares outstanding at May 11, 2007
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

OHIO STATE BANCSHARES, INC.
FORM 10-QSB QUARTER ENDED MARCH 31, 2007

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from financial institutions	$2,816,734	$3,359,821
Interest-bearing deposits in other financial institutions	594,041	606,368
Federal funds sold	5,693,000	5,507,000

Cash and cash equivalents	9,103,775	9,473,189
Trading securities	180,395	176,612
Securities available for sale	30,947,342	29,639,141
Loans, net of allowance of $943,949 and $938,086	97,493,754	98,786,165
Premises and equipment, net	4,400,558	4,071,922
Cash surrender value of life insurance policies	1,711,264	1,688,764
Goodwill	270,500	270,500
Intangible assets	375,465	390,756
Accrued interest receivable	803,987	730,385
Federal Home Loan Bank and other restricted stock	637,340	628,540
Other real estate owned	499,888	435,060
Other assets	892,958	860,006

	$147,317,226	$147,151,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$12,073,754	$12,791,036
Interest-bearing	108,331,945	105,336,714

Total	120,405,699	118,127,750
Borrowings	11,435,762	13,613,858
Subordinated debentures	3,000,000	3,000,000
Accrued interest payable	274,199	277,493
Other liabilities	1,046,676	955,419

Total liabilities	136,162,336	135,974,520

Shareholders’ equity
Common stock, $10.00 par value; 500,000 shares authorized; 190,000 shares issued	1,900,000	1,900,000
Additional paid-in capital	5,045,227	5,045,227
Retained earnings	4,918,186	4,976,037
Accumulated other comprehensive income (loss)	(155,350)	(191,571)
Treasury stock, at cost; 6,061 shares	(553,173)	(553,173)

Total shareholders’ equity	11,154,890	11,176,520

	$147,317,226	$147,151,040

See accompanying notes to the condensed consolidated financial statements.

3.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest and dividend income
Loans, including fees	$1,830,948	$1,705,537
Taxable securities	267,200	266,024
Nontaxable securities	59,425	72,273
Dividends	9,978	8,860
Federal funds sold and other	87,279	18,230

Total interest and dividend income	2,254,830	2,070,924

Interest expense
Deposits	1,003,911	730,463
Subordinated debentures	61,329	55,662
Federal Home Loan Bank advances and other borrowings	148,581	130,596

Total interest expense	1,213,821	916,721

Net interest income	1,041,009	1,154,203

Provision for loan losses	58,500	36,000

Net interest income after provision for loan losses	982,509	1,118,203

Noninterest income
Fees for customer services	150,281	165,464
Net gains on sales of securities	—	1,155
Other	31,460	20,102

Total noninterest income	181,741	186,721

Noninterest expense
Salaries and employee benefits	577,905	579,487
Occupancy and equipment	237,928	233,112
Office supplies	44,209	46,979
Professional fees	168,264	44,721
Advertising and public relations	23,977	28,910
Taxes, other than income	35,107	39,650
ATM and debit card processing	21,935	20,307
Loan collection and repossessions	30,051	9,993
Intangible asset amortization	15,290	17,989
Other	88,088	107,029

Total noninterest expense	1,242,754	1,128,177

Income (loss) before income taxes	(78,504)	176,747
Income tax expense (benefit)	(20,653)	33,323

Net income (loss)	$(57,851)	$143,424

Basic and diluted earnings (loss) per share	$(.31)	$.75

Weighted average shares outstanding	183,939	190,000
See accompanying notes to the condensed consolidated financial statements.

4.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$11,176,520	$11,271,522

Comprehensive income:
Net income (loss)	(57,851)	143,424
Change in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects of ($18,661) and $21,470	36,221	(41,677)

Total comprehensive income (loss)	(21,630)	101,747

Balance at end of period	$11,154,890	$11,373,269

See accompanying notes to the condensed consolidated financial statements.

5.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(57,851)	$143,424
Adjustments to reconcile net income to net cash from operating activities
Net amortization of securities	10,082	8,828
Provision for loan losses	58,500	36,000
Depreciation and amortization	96,084	101,698
Net realized gains on sales of securities	—	(1,155)
Net gain recognized on trading securities	(3,783)	(552)
Purchases of trading securities	—	(64,000)
Federal Home Loan Bank stock dividends	(8,800)	(7,700)
Increase in cash surrender value of bank owned life insurance	(22,500)	(10,773)
Change in deferred loan costs	13,375	26,284
Change in accrued interest receivable	(73,602)	(46,122)
Change in accrued interest payable	(3,294)	32,789
Change in other assets and other liabilities	42,145	(30,943)

Net cash from operating activities	50,356	187,778

Cash flows from investing activities
Securities available for sale:
Sales	—	501,155
Purchases	(3,951,190)	(391,262)
Maturities, prepayments and calls	2,687,788	1,201,746
Loan originations and payments, net	1,153,208	(2,206,367)
Purchases of premises and equipment	(409,429)	(44,062)

Net cash from investing activities	(519,623)	(938,790)

Cash flows from financing activities
Net change in deposits	2,277,949	1,100,575
Principal repayments of long-term borrowings	(2,178,096)	(2,270,987)

Net cash from financing activities	99,853	(1,170,412)

Net change in cash and cash equivalents	(369,414)	(1,921,424)
Cash and cash equivalents at beginning of period	9,473,189	6,691,941

Cash and cash equivalents at end of period	$9,103,775	$4,770,517

Supplemental cash flow information:
Interest paid	$1,217,115	$883,932
Income taxes paid	—	65,000

Supplemental noncash disclosures:
Transfers from loans to other real estate owned and repossessions	$67,328	$4,400
See accompanying notes to the condensed consolidated financial statements.

6.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ohio State Bancshares, Inc., and its wholly-owned subsidiary The Ohio State Bank, at March 31, 2007, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by U.S. generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of Ohio State Bancshares, Inc. for the year ended December 31, 2006, included in its 2006 Annual Report on Form 10-KSB.
Reference is made to the accounting policies of Ohio State Bancshares, Inc. described in the notes to consolidated financial statements contained in its 2006 Annual Report. Ohio State Bancshares, Inc. has consistently followed these policies in preparing this Form 10-QSB with the following addition.
The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.
The Company and its subsidiary are subject to U.S. federal income tax and are no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.
(Continued)

7.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES AVAILABLE FOR SALE
Securities at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury	$100,462	$1,710	$—	$102,172
U.S. government sponsored entities	16,671,626	2,549	(140,606)	16,533,569
Mortgage-backed	7,557,317	4,947	(151,375)	7,410,889
State and municipal	6,342,737	102,633	(48,791)	6,396,579
Corporate	510,578	—	(6,445)	504,133

Total debt securities	$31,182,720	$111,839	$(347,217)	$30,947,342

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury	$100,485	$1,499	$—	$101,984
U.S. government sponsored entities	15,681,100	—	(169,681)	15,511,419
Mortgage-backed	7,241,604	—	(168,903)	7,072,701
State and municipal	6,391,840	106,459	(51,147)	6,447,152
Corporate	514,372	—	(8,487)	505,885

Total debt securities	$29,929,401	$107,958	$(398,218)	$29,639,141

Sales of available for sale securities were as follows:

	Three Months Ended
	March 31,
	2007	2006
Proceeds	$—	$501,155
Gross gains	—	1,155
Gross losses	—	—
Securities with carrying values of $18,486,000 and $17,462,000 at March 31, 2007 and December 31, 2006 were pledged to secure public deposits and for other purposes.
(Continued)

8.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS
Loans at March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
Commercial	$10,637,593	$10,798,154
Installment	15,022,470	15,217,977
Residential and non-commercial real estate	37,988,579	37,201,951
Commercial real estate	34,568,862	36,299,966
Other	62,936	35,565

	98,280,440	99,553,613
Net deferred loan costs	157,263	170,638
Allowance for loan losses	(943,949)	(938,086)

	$97,493,754	$98,786,165

Activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006 was as follows:

	2007	2006
Balance — January 1	$938,086	$986,385
Loans charged-off	(69,779)	(89,839)
Recoveries	17,142	13,180
Provision for loan losses	58,500	36,000

Balance – March 31	$943,949	$945,726

(Continued)

9.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION; ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — LOANS (Continued)
Impaired loans were as follows.

	March 31,	December 31,
	2007	2006
Balance of impaired loans with allocated allowance	$538,682	$955,423
Amount of allowance allocated	102,824	155,637
The average balance of impaired loans for the three month period ending March 31, 2007 and 2006 was $680,938 and $550,492 with no interest income recognized in those periods.
Nonperforming loans were as follows:

	March 31,	December 31,
	2007	2006
Loans past due over 90 days still on accrual	$—	$300,953
Loans on nonaccrual	1,212,191	1,491,008
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

10.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
INTRODUCTION
The following discussion focuses on the consolidated financial condition of Ohio State Bancshares, Inc. (“Corporation”) and its wholly owned subsidiary, The Ohio State Bank (“Bank”) at March 31, 2007, compared to December 31, 2006, and the consolidated results of operations for the three months ended March 31, 2007, compared to the same period in 2006. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements than what could be obtained from an examination of the financial statements alone. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.
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
Supplemental Defined Benefit Plan: The Corporation provides a supplemental defined benefit plan for the current CEO and two former officers. All three plans call for fixed payments but the timing and number of payments will depend on actual mortality. The Corporation carries the present value of these deferred payments as a liability. The balance of this was $910,000 at March 31, 2007 and is combined with other liabilities on the consolidated balance sheet. The amount of annual expense related to fund the deferred liability depends on management’s estimates of appropriate discount rate and expected lives of individuals covered.

11.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION
Total assets of the Corporation increased $166,000, or 0.11%, since December 31, 2006. Discussion of the major fluctuations in assets and liabilities can be found in the following paragraphs.
Securities Available For Sale
Securities available for sale increased $1,308,000, or 4.41%, since December 31, 2006. The net increase was funded with loan repayments. Management expects approximately $2,000,000 in cash flow from the current securities portfolio over the next calendar quarter.
Loans
Loans decreased $1,292,000, or 1.31%, since December 31, 2006. This was primarily the result of some unexpected commercial real estate loan prepayments. The Corporation has seen strong demand in commercial real estate loans and management expects that to continue in 2007 with lost balances replaced over the next few months.
Premises and Equipment
Premises and equipment increased $329,000 since year-end. The primary reason for this is approximately $374,000 of payments made on the construction of the Corporation’s new branch, partially offset by depreciation and other equipment purchases since year-end. As of March 31, 2007, the Corporation has spent approximately $823,000 on the construction of this facility which is estimated to cost $2,397,000 upon completion. This new branch will be a full service retail location plus house additional lending and administration offices. The building is a two-story, 8,000 square feet facility located along U.S Route 23 in southern Delaware County, Ohio.
Deposits
Total deposits increased $2,278,000, or 1.93%, since December 31, 2006. This was due to an increase in average account balances and general market conditions.
Borrowings
Borrowings in the form of Federal Home Loan Bank advances decreased $2,178,000, or 16.00%, since December 31, 2006. This decrease was the result of regularly scheduled maturities that were not replaced or renewed and funded with the increase in deposits. An inverted interest rate yield curve during the first quarter of 2007 caused the spread between new advances and interest-earning assets of the Corporation to be less than desirable. If these conditions continue, and liquidity allows, the Corporation will continue to retire borrowings as they mature. The Corporation has approximately $4,500,000 of these advances that mature over the remainder of 2007.

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
The Corporation lost $58,000 for the three months ended March 31, 2007 compared to net income of $143,000 for the same period in 2006. The decrease in earnings was primarily due to decreases in net interest income and an increase in professional fees. The next few paragraphs will discuss the major fluctuations in income.
Net Interest Income
Net interest income is the largest component of the Corporation’s income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income decreased by $113,000, or 9.81%, for the three months ended March 31, 2007 compared to the same period in 2006. The decrease in net interest income is attributable to a decrease in the net yield on interest-earning assets. This decrease is a result of a rising interest rate environment in the first half of 2006 and an inverted yield curve since. The following table shows the average balances and net yields on interest-earning assets for the three months ended March 31, 2007 and 2006. This net yield is for illustrative purposes only since an actual net yield on interest-earning asset calculation would involve some adjustments such as converting tax-free investments to a tax equivalent yield.

	1st Quarter	1st Quarter
	2007	2006
(A) Average interest-earning assets	$135,934,000	$132,881,000
(B) Annualized net interest income	4,222,000	4,681,000
Net Yield on interest-earning assets (B÷A)	3.11%	3.52%
The Corporation is subject to depressed net interest income in periods of rising short-term interest rates because interest-bearing liabilities, such as the subordinated debentures and deposit accounts, reprice faster than most interest-earning assets. A depressed net interest margin can also occur when the yield curve is inverted. This means long-term rates are lower than short-term interest rates. The asset/liability management process, which is monitored by executive management and the Board of Directors, uses computer modeling to forecast the exposure of potential interest rate movements on the Corporation’s net interest income. This exposure is currently within pre-established risk tolerance limits. When short-term interest rates decline and/or the yield curve moves away from this “inverted” environment, net interest income should improve. The Corporation is also pursuing lower cost core deposits through its expansion into Delaware County, Ohio. Core deposits are ones thought to be long-term, stable, and less interest rate sensitive because they come from the local market and have a higher degree of customer loyalty.

13.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
Professional Fees
Professional fees are primarily made up of legal costs, third-party accounting and audit services, and general professional consulting fees. Professional fees increased $123,000, or 276.25%, for the three months ended March 31, 2007 as compared to the same period in 2006. As publicly announced in January of 2007, the Corporation is pursuing a “going private” transaction that would remove the Corporation from many regulatory requirements under the Securities Exchange Acts and the Securities and Exchange Commission (the “SEC”). For the three months ended March 31, 2007 legal and consulting fees related to this transaction totaled $77,000. Management expects another $60,000 in expenses for 2007 to successfully complete this transaction. The estimated cost savings once the Corporation is taken private is $175,000 annually. The specific details related to the benefits and risks of this transaction will be detailed in proxy material filed with the SEC and mailed to all shareholders for vote.
Additional professional fees of $12,000 were recognized in the 2007 period due to recently outsourced compliance consulting. Other increases in professional fees were normal increases in third-party consulting fees.
Provision for Loan Losses
The provision for loan losses increased by $23,000 for the three months ended March 31, 2007 versus the same period in 2006. The Corporation uses a formal allowance for loan losses calculation that incorporates loan grading, current delinquency rates, and historical charge off percentages for smaller-balance homogenous loan portfolios. This calculation is the primary determinant in the value of the allowance for loan loss. The required balance has been relatively stable since March 31, 2006, and any fluctuation in the provision for loan losses reflect the amount and timing of actual loan charge offs. For further discussion on the allowance for loan losses calculation and the Corporation’s grading policy see the discussion beginning on page 30 of the 2006 Annual report included with Form 10-KSB.
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

14.

OHIO STATE BANCSHARES, INC.
PART I — FINANCIAL INFORMATION;
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
At March 31, 2007 and December 31, 2006, the actual capital ratios for the Bank were:

	March 31,	December 31,
	2007	2006
Total capital to risk-weighted assets	13.7%	13.6%
Tier 1 capital to risk-weighted assets	12.8	12.7
Tier 1 capital to average assets	8.7	8.9
At March 31, 2007 and December 31, 2006, the Bank was categorized as well capitalized.
On January 11, 2007, the Corporation announced that it will soon issue a proxy statement seeking shareholder approval to allow a series of stock splits that will effectively reduce the Corporation’s outstanding shareholders of record to below 300. The purpose of this is to complete a “going private” transaction and remove the Corporation from many regulatory requirements under the Securities Exchange Acts and the Securities and Exchange Commission (the “SEC”). Once complete, a copy of this proxy statement will be filed with the SEC and will be sent to all shareholders. This transaction is not expected to have a material impact on capital at the Bank level.
LIQUIDITY
Liquidity management focuses on the ability to have funds available to meet the loan and depository transaction needs of the Bank’s customers and the Corporation’s other financial commitments. Cash and cash equivalent assets (which include deposits this Bank maintains at other banks, federal funds sold and other short-term investments) and cash flows expected from the securities portfolio within 90 days at March 31, 2007 and December 31, 2006 are listed below. These assets provide the primary source of funds for loan demand and deposit balance fluctuations. Additional sources of liquidity are securities classified as available for sale and access to Federal Home Loan Bank advances, as the Bank is a member of the Federal Home Loan Bank of Cincinnati.

	March 31,	December 31,
	2007	2006
Cash and cash equivalent assets	$9,104,000	$9,473,000
Security portfolio cashflows expected to be received within 90 days	1,986,000	2,428,000

	$11,090,000	$11,901,000

Taking into account the capital adequacy, profitability and reputation maintained by the Corporation, available liquidity sources are considered adequate to meet current and projected needs. See the Condensed Consolidated Statements of Cash Flows for a more detailed review of the Corporation’s sources and uses of cash.
EXPANSION PLANS
As previously disclosed, the Corporation is dedicated to continued growth outside of Marion County. Part of this expansion plan was the Bank’s name change in early 2005 creating a more uniform regional identity and the two branch acquisitions. Also, the Bank is in process of building a new facility on a 1.92 acre lot along U.S. Route 23 in southern Delaware County, Ohio. The Bank intends to open this new location in late 2007 and is looking for land to construct a second Delaware County location.

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
Internal Control Over Financial Reporting
There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

16.

OHIO STATE BANCSHARES, INC.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2007
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

	(a)	Exhibit 3.1(a) – Amended Articles of Incorporation of the Corporation

	(b)	Exhibit 3.1(b) – Amendment to Articles of Incorporation

	(c)	Exhibit 3.2 – Code of Regulations of the Corporation

	(d)	Exhibit 31.1 – Section 302 Certification of the Chief Executive Officer

	(e)	Exhibit 31.2 – Section 302 Certification of the Chief Financial Officer

	(f)	Exhibit 32.1 – Section 906 Certification of the Chief Executive Officer

	(g)	Exhibit 32.2 – Section 906 Certification of the Chief Financial Officer

17.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO STATE BANCSHARES, INC. (Registrant)
Date: May 11, 2007
(Signature)
Gary E. Pendleton President and Chief Executive Officer

Date: May 11, 2007
(Signature)
Todd M. Wanner Vice President and Chief Financial Officer

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